Form 10QSB
period 2000-09-30
SHALLBETTER INDUSTRIES INC
filed 2000-11-09
CIK 1121260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB

(Mark one)
      XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR  15(d)
                OF THE EXCHANGE ACT OF 1934

               For  the transition period from    to

                Commission File Number: 0-31297

                  Shallbetter Industries, Inc.
(Exact name of small business issuer as specified in its charter)

     Minnesota                                    41-1961936
(State of incorporation)                   (IRS Employer ID Number)

        11900 Wayzata Blvd., Suite 100, Hopkins MN 55305
            (Address of principal executive offices)

                         (612) 541-1155
                  (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES        NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
October 5, 2000: 1,220,000

Transitional Small Business Disclosure Format (check  one):   YES  NO X

                  Shallbetter Industries, Inc.

      Form 10-QSB for the Quarter ended September 30, 2000

                       Table of Contents


                                                                       Page
Part I -  Financial Information

 Item 1   Financial  Statements                                          3

 Item 2   Management's Discussion and Analysis or Plan of Operation      9


Part II - Other Information

 Item  1  Legal  Proceedings                                            10

 Item  2  Changes in Securities                                         10

 Item  3  Defaults Upon Senior Securities                               10

 Item  4  Submission of Matters to a Vote of Security  Holders          10

 Item  5  Other  Information                                            10

 Item  6  Exhibits and Reports  on  Form  8-K                           10


  Signatures                                                            10

Part 1 - Item 1 - Financial Statements

                   Accountant's Review Report


Board of Directors and Shareholders
Shallbetter Industries, Inc.

We have reviewed the accompanying balance sheets of Shallbetter Industries, Inc. (a Minnesota corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note
A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


/s/ S. W. HATFIELD, CPA
Dallas, Texas
October 5, 2000

                  Shallbetter Industries, Inc.
                         Balance Sheets
                  September 30, 2000 and 1999

                          (Unaudited)

                                          September  30,   September 30,
                                              2000              1999
                             ASSETS
Current Assets
 Cash on hand and in bank                  $        947    $          -

Total  Assets                              $        947    $          -

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                $          -    $          -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                        -              -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,220,000 and 220,000
   shares issued and outstanding                 12,200          2,200
   Additional paid-in capital                    17,529         17,529
 Accumulated  deficit                           (27,954)       (19,729)
                                                  1,775              -
 Stock subscription receivable                     (828)             -

   Total Shareholders' Equity                       947              -

Total Liabilities and Shareholders' Equity  $       947   $          -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
       Statements of Operations and Comprehensive Income
    Nine and Three months ended September 30, 2000 and 1999

                          (Unaudited)

                         Nine months   Nine months   Three months   Three months
                            ended          ended         ended          ended
                      September 30,  September 30,  September 30,  September 30,
                          2000             1999          2000          1999

Revenues                    $      -    $     -      $        -    $        -

Expenses
 General and administrative    8,225          -           5,902             -

  Total expenses               8,225          -           5,902             -

Loss before Income Taxes      (8,225)         -          (5,902)            -

Provision for Income Taxes         -          -               -             -

Net Loss                      (8,225)         -          (5,902)            -

Other comprehensive income         -          -               -             -

Comprehensive Income        $ (8,225)  $      -       $  (5,902)   $        -

Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted          $  (0.01)       nil       $  (0.01)           nil

Weighted-average number of shares
 of common stock outstanding    1,220,000  220,000    1,220,000      220,000


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements

                  Shallbetter Industries, Inc.
                    Statements of Cash Flows
         Nine months ended September 30, 2000 and 1999

                          (Unaudited)

                                                     Six months    Six months
                                                       ended         ended
                                                    September 30,  September 30,
                                                       2000          1999
Cash Flows from Operating Activities
 Net Loss                                           $    (8,225)   $      -
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Decrease   in  accounts   payable                        -           -

Net cash provided by (used in) operating activities      (8,225)          -

Cash Flows from Investing Activities                          -           -

Cash Flows from Financing Activities
 Cash received common stock subscription                  9,172           -
 Advance    from   shareholder                                -           -

Net   cash   provided   by  financing   activities        9,172           -

Increase (Decrease) in Cash and Cash Equivalents            947           -

Cash  and  cash  equivalents at  beginning  of  period        -           -

Cash  and  cash equivalents at end of period         $      947     $     -


Supplemental Disclosures of Interest and Income Taxes Paid
 Interest  paid  during  the  period                 $       -      $     -
 Income  taxes  paid  (refunded)                     $       -      $     -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements

                  Shallbetter Industries, Inc.

                 Notes to Financial Statements

NOTE A - Organization and Description of Business

Shallbetter Industries, Inc. (Company) was initially incorporated on September 8, 1968 under the laws of the State of Minnesota. From inception through 1982, the Company was involved in the design, production and sale of custom electric power distribution equipment; including switchgears, panelboards, busducts, high and low voltage main entrance cabinets and substations. The Company also designed and marketed electrical apparatus to the mobile home industry.

On December 30, 1999, at a Special Meeting of the Shareholders, the following items were approved: 1) Restated Articles of Incorporation were filed with the State of Minnesota to increase the authorized number of common shares which may be issued from 250,000 at $0.10 par value to 45,000,000 shares at $0.01 par value and to authorize the issuance of up to 5,000,000 shares of $0.01 par value preferred stock and 2) to change the Company's year-end from August 31 to December 31. The effects of these changes are reflected in the accompanying financial statements as of the first day of the first period presented.

During 1982, the Company ceased all operations, liquidated all assets and settled all outstanding liabilities through a Chapter 7 action in the U. S. Bankruptcy Court.. Subsequent to the settlement and dismissal of the bankruptcy action , the Company has not conducted any business operations or maintained any assets. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not currently engaged in any negotiations and continues to seek an appropriate merger or acquisition candidate.

The Company is fully dependent upon funding under a Stock Subscription Agreement with a member of its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. It is the intent of management and significant shareholders fulfill the obligations under the Stock Subscription Agreement to provide the necessary working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on Form 10-SB on August 9, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Shallbetter Industries, Inc.

NOTE B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

   The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.  Income taxes

   With a 1999 effective change of control of the Company, all net operating loss carryforwards incurred prior to that time were negated in accordance with Section 382 of the Internal
   Revenue Code.

   At September 30, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. Any deferred tax asset existing at these dates was fully reserved due to the unpredictability of their ultimate realization.

3.   Earnings (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
   (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no warrants and/or options issued and outstanding.


NOTE C - Common Stock Transactions

On December 30, 1999, the Company filed Amended and Restated Articles of Incorporation with the State of Minnesota. The effect of these Articles was to increase the authorized number of common shares which may be issued from 250,000 at $0.10 par value to 45,000,000 shares at $0.01 par value. Additionally, the Restated Articles authorized the issuance of up to 5,000,000 shares of $0.01 par value preferred stock. The effect of these changes is reflected in the accompanying financial statements as of the first day of the first period presented.

On December 30, 1999, the Company entered into a $10,000 Stock Subscription Agreement with an individual, who became the Company's President and Sole Director on December 9, 1999, for the acquisition of 1,000,000 shares of restricted, unregistered $0.01 par value common stock. The Stock Subscription Agreement is scheduled to be paid in the following installments: February 1, 2000 - $3,000; April 1, 2000 - $3,500; June 1, 2000 - $3,500.
As of September 30, 2000, approximately $9,172 of the scheduled amounts have been received.

Part I - Item 2

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Results of Operations, Liquidity and Capital Resources

The  Company  had  no  revenue for the nine month  periods  ended
September 30, 2000 and 1999, respectively.

General and administrative expenses for the nine and three months ended September 30, 2000 were approximately $8,225 and $5,902, respectively. The Company had no expenses during the corresponding periods in 1999. These expenses consisted primarily of legal and accounting expenses associated with reviving the Company.

The Company realized a net loss of $8,225 for the first nine months of 2000, and no net income or loss for the corresponding period in 1999.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At September 30, 2000, the Company had available cash and working capital of $947 and a retained deficit of $27,954. The available cash is the result of the sale to Craig Laughlin of 1,000,000 shares of the Company's common stock at $0.01 per share, or a total of $10,000. The shares were purchased through a promissory note of which $9,172 was paid through September 30, 2000. Management believes the Company has sufficient funds to meet its anticipated needs through 2001.

The Company's need for capital may change dramatically if it acquires an interest in a business opportunity during the next 12 months. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial Data Schedule
   Reports on Form 8-K - None



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Shallbetter Industries, Inc.


October 5, 2000                      /s/ Craig Laughlin
                                         President and Director