Form 10KSB
period 2000-12-31
SHALLBETTER INDUSTRIES INC
filed 2001-02-22
CIK 1121260

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                 Commission File No.  000-26017

                  SHALLBETTER INDUSTRIES, INC.
   (Name of Small Business Issuer as specified in its charter)

           Minnesota                        41-1961936
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

        11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (612) 541-1155

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common
Stock, Par Value $0.01.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-
affiliates:  $0

As of December 31, 2000, the Registrant had outstanding 1,197,285 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                3

2.   Description of Property                                7

3.   Legal Proceedings                                      7

4.   Submission of Matters to a Vote of Security Holders    7

Part II

5.   Market for Common Equity and Related Stockholder       7
     Matters

6.   Management's Discussion and Analysis and Plan of       8
     Operation

7.   Financial Statements                                   8

8.   Changes in and Disagreements with Accountants          8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control   9
     Persons; Compliance with Section 16(a) of the
     Exchange Act

10.  Executive Compensation                                 9

11.  Security Ownership of Certain Beneficial Owners and    10
     Management

12.  Certain Relationships and Related Transactions         10

13.  Exhibits and Reports on Form 8-K                       10

Signatures                                                  11

FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     Shallbetter Industries, Inc. (the "Company") was formed as a Minnesota corporation on September 18, 1968, for the purpose of designing, manufacturing, and marketing low and medium voltage electrical power distribution equipment. In February of 1969, the Company completed an Intrastate Minnesota public offering and sold 100,000 shares of its common stock to the public at $2.50 per share.

     Through the 1970's, the Company expanded its operations, so that it was offering nationally pre-engineered electrical products through catalogs to wholesale electrical supply houses. Annual sales for the company were historically in the $1.0 to $2.0 million range. In early 1982, due to recession and financial losses at the Company, the Company's bank withdrew the Company's line of credit. Consequently, the Company filed for chapter 11 protection from its creditors in April 1982. The bankruptcy action converted to chapter 7 and the Company's assets were liquidated in June of 1982. The Company then ceased operations and been inactive since.

     On December 9, 1999, the sole remaining officer and director of the Company resigned his positions following the appointment of Craig Laughlin to the Board of Directors. Mr. Laughlin has undertaken to prepare the Company to seek a new business venture in which to participate.

Selection of a Business

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

     The Company's operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company's present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

     The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company uses offices at 11900 Wayzata Blvd., Suite 100,
Hopkins, MN 55305, provided by its sole officer and director at no charge.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2000 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is presently no established trading market for the Company's common stock.

     All shares of common stock outstanding may be sold without restriction, except 1,000,000 shares, which are held by Craig Laughlin, the sole officer and director of the Company. The shares held by Mr. Laughlin are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At December 31, 2000, there were approximately 279 holders of record of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

     The Company generated no revenue for the years ended
December 31, 2000 and 1999.

     General and administrative expenses for the years ended December 31, 2000 and 1999 were $9,344 and $0, respectively.
This increase is attributable to administrative, legal, professional, accounting and auditing costs associated with reviving the Company from dormancy and registering its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.

     Interest income for the years ended December 31, 2000 and 1999 were $200 and $0, respectively.

     Due to the foregoing, the Company realized a net loss of $9,144 for the year ended December 31, 2000, compared to no loss or gain for the year ended December 31, 1999. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2000, the Company had working capital of $856 and a retained deficit of $28,873. The working capital is the result of the sale to Craig Laughlin of 1,000,000 shares of the Company's common stock at $0.01 per share, or a total of $10,000. The shares were purchased through a promissory note that was paid in full in June 2000. Management believes the Company has sufficient funds to meet its anticipated needs through the first half of 2001, but may need to raise additional capital for the remainder of 2001 by means of debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Plan of Operation

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

Name                Age  Positions (1)                  Since

Craig Laughlin      50   President and Director         1999

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

     The following is information on the business experience of each director and officer.

     Craig Laughlin is the founder and President of SRC Funding, Inc., which provides consulting services on corporate structure and finance to early stage companies. Mr. Laughlin has been a consultant in the areas of corporate structure and finance since 1986. From May 1990 through July 2000, Mr. Laughlin served as a member of the board of directors of Century Controls International, Inc., a publicly held company engaged in the business of designing, manufacturing, and marketing a line of proprietary control devices used in the management of large commercial and industrial steam boilers and of certain manufacturing processes.

Other Shell Company Activities

     Mr. Laughlin has served since February 1999 as the sole officer and director of Future Technologies, Inc., a publicly held shell corporation seeking a business acquisition. The possibility exists that Mr. Laughlin could become an officer and/or director of other shell companies in the future. Certain conflicts of interest are inherent in the participation of the Company's sole officer and director as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

     There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

     On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "Item 1. Business." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of December 31, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                        Common      Percent of
                                        Shares       Class(2)
Craig Laughlin (1)
11900 Wayzata Blvd., Suite 100         1,000,000       83.5
Hopkins,  MN 55305

(1) Craig Laughlin is the sole executive officer and director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the sale and purchase of the Company's common stock described under Part II, Item 4. Recent Sales of Unregistered Securities," there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

     The Company uses offices at 11900 Wayzata Blvd., Suite 100,
Hopkins, MN 55305, provided by its sole officer and director at no charge.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 Exhibit   SEC Ref.   Title of Document
   No.       No.

   3.1       (3)      Restated Articles of Incorporation*

   3.2       (3)      By-Laws*


* These exhibits are are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 9, 2000.

Form 8-K Filings

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SHALLBETTER INDUSTRIES, INC.

Date: February 20, 2001            By: /s/ Craig Laughlin, President

     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 20, 2001                /s/ Craig Laughlin, Director

                            PART F/S


                  SHALLBETTER INDUSTRIES, INC.

                              INDEX


                                                                      Page

Report of Independent Certified Public Accountants                     F-2

Financial Statements

 Balance Sheets as of December 31, 2000 and 1999                       F-3

 Statements of Operations and Comprehensive Income
  for the years ended December 31, 2000 and 1999                       F-4

 Statement of Changes in Shareholders' Equity
  for the years ended December 31, 2000 and 1999                       F-5

 Statements of Cash Flows
  for the years ended December 31, 2000 and 1999                       F-6

 Notes to Financial Statements                                         F-7

                       S. W. HATFIELD, CPA
                  certified public accountants

   Member: American Institute of Certified Public Accountants
                      SEC Practice Section
                 Information Technology Section
          Texas Society of Certified Public Accountants


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Shallbetter Industries, Inc.

We have audited the accompanying balance sheets of Shallbetter Industries, Inc. (a Minnesota corporation) as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shallbetter Industries, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the each of the three years then ended, respectively, in conformity with generally accepted accounting principles.

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

                                    S. W. HATFIELD, CPA
Dallas, Texas
February 1, 2001



              Use our past to assist your future sm
(secure mailing address)    (overnight delivery/shipping address)
P. O. Box 820395                9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                Dallas, Texas 75243-7212
214-342-9635 (voice)                           (fax) 214-342-9601
800-244-0639                                       SWHCPA@aol.com

                  SHALLBETTER INDUSTRIES, INC.
                         BALANCE SHEETS
                   December 31, 2000 and 1999


                                               2000      1999
                             ASSETS
Current Assets
 Cash on hand and in bank                      $    856  $      -

Total Assets                                   $    856  $      -



              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable - trade                      $      -  $      -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
  5,000,000 shares authorized;
  none issued and outstanding                         -         -
 Common stock - $0.01 par value.
  45,000,000 shares authorized.
  1,197,285 shares issued and outstanding        11,973    11,973
  Additional paid-in capital                     17,756    17,756
 Accumulated deficit                            (28,873)  (19,729)
                                                    856    10,000
 Stock subscription receivable                        -   (10,000)

  Total shareholders' equity                        856         -

Total Liabilities and Shareholders' Equity     $    856  $      -


 The accompanying notes are an integral part of these financial statements.

                  SHALLBETTER INDUSTRIES, INC.
        STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             Years ended December 31, 2000 and 1999


                                               2000       1999

Revenues                                   $         -  $         -

Expenses
 General and administrative expenses            (9,344)           -

Loss from operations                            (9,344)           -

Other income
 Interest income                                   200            -

Loss before Income Taxes                        (9,144)           -

Provision for Income Taxes                           -            -

Net Loss                                        (9,144)           -

Other Comprehensive Income                           -            -

Comprehensive Loss                         $    (9,144)   $       -

Net Loss per weighted-average
 share of common stock
 outstanding, calculated on
  Net Loss - basic and fully diluted       $     (0.01)        nil

Weighted-average number of shares
 of common stock outstanding                 1,197,285     202,764

 The accompanying notes are an integral part of these financial statements.

                  SHALLBETTER INDUSTRIES, INC.
          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             Years ended December 31, 2000 and 1999


                                                   Additional                  Stock
                                Common Stock        paid-in  Accumulated    subscription
                              Shares     Amount     capital    deficit       receivable   Total
Balances at
 January 1, 1999              197,285   $  1,973    $ 17,756  $ (19,729)     $      -   $       -

Sale of common stock
 on stock subscription
 agreement                  1,000,000     10,000           -          -       (10,000)          -

Net income for the year             -          -           -          -             -           -

Balances at
 December 31, 1999          1,197,285     11,973      17,756    (19,729)      (10,000)          -

Cash received on stock
 subscription receivable           -           -           -          -        10,000      10,000

Net income for the year            -           -           -     (9,144)            -      (9,144)

Balances at
 December 31, 2000         1,197,285   $  11,973   $  17,756   $ (28,873)   $       -   $     856

 The accompanying notes are an integral part of these financial statements.

                  SHALLBETTER INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS
             Years ended December 31, 2000 and 1999


                                                  2000        1999
Cash Flows from Operating Activities
 Net Loss for the year                            $(9,144)   $   -
 Adjustments to reconcile net loss to
  net cash provided by operating activities              -       -

 Net cash used in operating activities              (9,144)      -


Cash Flows from Investing Activities                     -       -


Cash Flows from Financing Activities
 Proceeds from sale of common stock                10,000        -

  Net cash provided by financing activities        10,000        -

Increase in Cash                                      856        -

Cash at beginning of period                             -        -

Cash at end of period                          $      856    $   -

Supplemental Disclosure of
 Interest and Income Taxes Paid
  Interest paid for the period                 $        -     $  -
  Income taxes paid for the period             $        -     $  -

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

During 1982, the Company ceased all operations, liquidated all assets and settled all outstanding liabilities through a Chapter 7 action in the U. S. Bankruptcy Court.. Subsequent to the settlement and dismissal of the bankruptcy action , the Company has not conducted any business operations or maintained any assets. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

The Company is fully dependent upon funding from its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. It is the intent of management and/or significant shareholders to provide the necessary working capital necessary to support and preserve the integrity of the corporate entity.

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


NOTE B - Summary of Significant Accounting Policies

1.Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                  SHALLBETTER INDUSTRIES, INC.

NOTE B - Summary of Significant Accounting Policies - Continued

2.Income taxes

With a 1999 effective change of control of the Company, all net operating loss carryforwards incurred prior to that time were negated in accordance with Section 382 of the Internal Revenue
Code.

At December 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. Any deferred tax asset existing at these dates was fully reserved due to the unpredictability of their ultimate realization.

3. Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company has no warrants and/or options issued and outstanding.

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

On December 30, 1999, the Company entered into a $10,000 Stock Subscription Agreement with an individual, who became the Company's President and Sole Director on December 9, 1999, for the acquisition of 1,000,000 shares of restricted, unregistered $0.01 par value common stock. The Stock Subscription Agreement was scheduled to be paid in the following installments: February 1, 2000 - $3,000; April 1, 2000 - $3,500; June 1, 2000 - $3,500.
As of December 31, 2000, all amounts due under the Stock Subscription Agreement were received.

                  SHALLBETTER INDUSTRIES, INC.

NOTE D - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                            Quarter ended  Quarter ended  Quarter ended Quarter ended   Year ended
                               March 31,    June 30,      September 30,   December 31,  December 31,
Year ended December 31, 2000

 Revenues                     $         -  $         -    $          -  $         -     $        -
 Gross Profit                           -            -               -            -              -
 Net Loss                          (2,322)           -          (5,902)        (918)        (9,144)
 Basic and fully diluted
  earnings per share                  nil          nil             nil           nil    $    (0.01)
 Weighted-average
  number of shares
  issued and outstanding        1,197,285    1,197,285       1,197,285     1,197,285     1,197,285

Year ended December 31, 1999

 Revenues                     $         -  $         -     $         -  $          -    $        -
 Gross Profit                           -            -               -             -             -
 Net Loss                               -            -               -             -             -
 Basic and fully diluted
  earnings per share                  nil          nil             nil           nil           nil
 Weighted-average
  number of shares
  issued and outstanding          197,285      197,285         197,285       219,024       202,764