Form 10QSB
period 2001-03-31
SHALLBETTER INDUSTRIES INC
filed 2001-05-03
CIK 1121260

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-31297

                  SHALLBETTER INDUSTRIES, INC.
     (Exact name of small business issuer as specified in its
                            charter)

           Minnesota                        41-1961936
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

        11900 Wayzata Blvd., Suite 100, Hopkins MN 55305
             (Address of principal executive offices)

                         (612) 541-1155
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 1,207,885 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  SHALLBETTER INDUSTRIES, INC.

                              INDEX
                                                       Page
PART I.     FINANCIAL INFORMATION                         3

Item 1      Financial Statements                          3

Item 2      Management's Discussion and Analysis of      10
            Financial Condition and Plan of
            Operation

PART II.    OTHER INFORMATION                            11

Item 2      Changes in Securities and Use of             11
            Proceeds

Item 6      Exhibits and Reports on Form 8-K             11

SIGNATURES                                               11

                 PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

S. W. HATFIELD, CPA
certified public accountants
Member:   American Institute of Certified Public Accountants
SEC Practice Section
Information Technology Section
Texas Society of Certified Public Accountants

Accountant's Review Report

Board of Directors and Shareholders
Shallbetter Industries, Inc.

We have reviewed the accompanying balance sheets of Shallbetter Industries, Inc. (a Minnesota corporation) as of March 31, 2001 and 2000 and the accompanying statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the three months then ended. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note
A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.
                                        S. W. HATFIELD, CPA
Dallas, Texas
April 11, 2001
             Use our past to assist your future sm
(secure mailing address)    (overnight delivery/shipping address)
P. O. Box 820395                9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                Dallas, Texas 75243-7212
214-342-9635 (voice)                           (fax) 214-342-9601
800-244-0639                                       SWHCPA@aol.com

                  SHALLBETTER INDUSTRIES, INC.
                         Balance Sheets
                     March 31, 2001 and 2000

                           (Unaudited)

                                                 March 31,     March 31,
                                                   2001          2000
                             ASSETS
Current Assets
 Cash  on  hand and in bank                     $   1,335       $ 6,849

Total  Assets                                   $   1,335       $ 6,849



              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Advances  from  officers                       $   2,000      $     -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none    issued   and   outstanding                   -            -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,207,885  shares  issued and outstanding       12,079       12,079
    Additional paid-in capital                     17,650       17,650
 Accumulated  deficit                             (30,394)     (22,052)
                                                     (665)       7,677
 Stock subscription receivable                          -         (828)

   Total Shareholders' Equity                        (665)       6,849

Total  Liabilities and Shareholders' Equity    $    1,335     $  6,849


The  financial information presented herein has been prepared  by
management   without  audit  by  independent   certified   public
accountants.  See Accountant's Review Report.

 The accompanying notes are an integral part of these financial statements.

                  SHALLBETTER INDUSTRIES, INC.
       Statements of Operations and Comprehensive Income
           Three months ended March 31, 2001 and 2000

                          (Unaudited)

                                       Three  months  Three  months
                                           ended          ended
                                          March 31,     March 31,
                                            2001         2000

Revenues                              $         -   $          -

Expenses
 General and administrative                 1,521          2,323

   Total expenses                           1,521          2,323

Loss before Income Taxes                   (1,521)        (2,323)

Provision for Income Taxes                      -              -

Net Loss                                   (1,521)        (2,323)

Other   comprehensive   income                  -              -

Comprehensive  Income                  $   (1,521)  $     (2,323)

Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                            nil           nil

Weighted-average number of shares
 of   common   stock   outstanding      1,197,285     1,197,285


The  financial information presented herein has been prepared  by
management   without  audit  by  independent   certified   public
accountants.  See Accountant's Review Report.

 The accompanying notes are an integral part of these financial statements.

                  SHALLBETTER INDUSTRIES, INC.
          Statement of Changes in Shareholders' Equity
           Three months ended March 31, 2001 and 2000
                           (Unaudited)

                                                          Additional                   Stock
                                     Common  Stock         paid-in    Accumulated  subscription
                                 Shares        Amount      capital      deficit     receivable      Total
Balances at
 January 1, 2000,
 as reported                    1,197,285   $   11,973   $   17,756   $  (19,729)  $   (10,000)  $       -

Correction of cumulative
 clerical errors found in
 Fiscal 2001reconciliation
 of shareholders' listing          10,600          106        (106)            -             -            -

Balances at
 January 1, 2000,
 as  restated                   1,207,885       12,079      17,650       (19,729)      (10,000)           -

Collections on
 stock subscription
 receivable                             -            -           -             -         9,172        9,172

Net loss for the period                 -            -           -        (2,323)            -       (2,323)

Balances at
 March  31,  2000               1,207,885   $   12,079   $  17,650    $  (22,052)  $      (828)  $    6,849



Balances at
 January 1, 2001,
 as  reported                   1,197,285   $   11,973   $  17,756    $  (28,873)  $         -   $      856

Correction of cumulative
 clerical errors found in
 Fiscal 2001 reconciliation
 of  shareholders' listing         10,600          106        (106)           -              -            -

Balances at
 January 1, 2001,
 as restated                    1,207,885       12,079      17,650      (28,873)             -          856

Net loss for the period                 -            -           -       (1,521)             -       (1,521)

Balances at
 March  31, 2001                1,207,885   $   12,079   $  17,650   $  (30,394)  $          -   $     (665)

The  financial information presented herein has been prepared  by
management   without  audit  by  independent   certified   public
accountants.  See Accountant's Review Report.

 The accompanying notes are an integral part of these financial statements.

                  SHALLBETTER INDUSTRIES, INC.
                    Statements of Cash Flows
           Three months ended March 31, 2001 and 2000
                           (Unaudited)

                                           Three  months  Three  months
                                             ended     ended
                                           March 31, March 31,
                                           2001         2000
Cash Flows from Operating Activities
 Net Loss                                             $    (1,521)  $  (2,323)
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Decrease   in  accounts   payable                          -           -

Net  cash  provided by (used in) operating activities      (1,521)          -

Cash   Flows  from  Investing  Activities                       -           -

Cash Flows from Financing Activities
 Cash    advanced    by    officer                          2,000           -
 Cash   received  on  common  stock  subscription               -       9,172

Net cash provided by financing activities                   2,000       9,172

Increase (Decrease) in Cash and Cash Equivalents              479       6,849

Cash   and  cash  equivalents  at  beginning  of  period      856           -

Cash and cash equivalents at end of period              $   1,335   $   6,849


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

During 1982, the Company ceased all operations, liquidated all assets and settled all outstanding liabilities through a Chapter 7 action in the U. S. Bankruptcy Court. Subsequent to the settlement and dismissal of the bankruptcy action , the Company has not conducted any business operations or maintained any assets. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

The Company is fully dependent upon funding from its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. It is the intent of management and/or significant shareholders to provide the necessary working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the
U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

                    SHALLBETTER INDUSTRIES, INC.
              Notes to Financial Statements - Continued

NOTE B - Summary of Significant Accounting Policies - Continued

2. Income taxes

   With a 1999 effective change of control of the Company, all net operating loss carryforwards incurred prior to that time were negated in accordance with Section 382 of the Internal Revenue
   Code.

   At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. Any deferred tax asset existing at these dates was fully reserved due to the unpredictability of their ultimate realization.

(3)  Earnings (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company has no warrants and/or options issued and outstanding.

NOTE C - Advances from officer

To support operations, the Company's officer advanced approximately $2,000 to the Company. These advances are non-interest bearing and are repayable upon demand.

NOTE D - Common Stock Transactions

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

During the first quarter of 2001, the Company performed an extensive reconciliation of it's shareholder list in conjunction with the appointment of a new independent stock transfer agent. As a result of this reconciliation process, the Company noted various clerical errors in it's issued and outstanding shares. The effect of this process was to add 10,600 shares to the issued and outstanding shares of the Company.

On December 30, 1999, the Company entered into a $10,000 Stock Subscription Agreement with an individual, who became the Company's President and Sole Director on December 9, 1999, for the acquisition of 1,000,000 shares of restricted, unregistered $0.01 par value common stock. As of December 31, 2000, all amounts due under the Stock Subscription Agreement were received.

Item 2.  Managements Discussion and Analysis of Financial
Condition and Plan of Operation

Three Months Ended March 31, 2001 and 2000

   The Company generated no revenue for the three months ended
March 31, 2001 and 2000, respectively.

   General and administrative expenses for the three months ended
March 31, 2001 and 2000, were $1,521 and $2,323, respectively.
These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the SEC annual and quarterly reporting process.

   As a result of the foregoing, the Company realized a net loss of $1,521 for the three months ended March 31, 2001, as compared to a net loss of $2,323 for the same period in 2000. The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

   At March 31, 2001, the Company had cash in the amount of $1,335, and liabilities in the amount of $2,000, giving the Company a working capital deficit of $665. The available cash is the result of an advance by the Company's officer, Craig
Laughlin, which is non-interest bearing and repayable upon demand.

   The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital through loans from its officers and shareholders, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

                   PART II.  OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeeds

   During the first quarter of 2001, the Company performed an extensive reconciliation of its shareholder list in conjunction with the appointment of a new independent stock transfer agent. As a result of this reconciliation process, the Company noted various clerical errors in its issued and outstanding shares.
The effect of this process was to add 10,600 shares to the issued and outstanding shares of the Company.

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

   None

Exhibits

   None

                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHALLBETTER INDUSTRIES, INC.

Dated: April 17, 2001                    /s/ Craig Laughlin
                                         Craig Laughlin
                                         President and Director