Form 10QSB
period 2001-06-30
SHALLBETTER INDUSTRIES INC
filed 2001-07-23
CIK 1121260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB



(Mark one)
      XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                     TRANSITION REPORT UNDER SECTION 13 OR  15(d)
          OF THE EXCHANGE ACT OF 1934

               For  the transition period from ____  to ____



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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July
17, 2001: 1,207,885

Transitional Small Business Disclosure Format (check  one):   YES
NO X

                  Shallbetter Industries, Inc.

        Form 10-QSB for the Quarter ended June 30, 2001

                       Table of Contents


                                                                Page
Part I - Financial Information

Item 1 Financial  Statements                                       3

Item 2 Management's Discussion and Analysis or Plan of Operation  10


Part II - Other Information

Item 1 Legal  Proceedings                                         11

Item 2 Changes  in  Securities                                    11

Item 3 Defaults  Upon  Senior  Securities                         11

Item 4 Submission of Matters to a Vote of Security Holders        11

Item 5 Other  Information                                         11

Item 6 Exhibits and Reports on Form 8-K                           11

Signatures                                                        11

Part 1 - Item 1 - Financial Statements

                  Shallbetter Industries, Inc.
                         Balance Sheets
                     June 30, 2001 and 2000

                          (Unaudited)

                                             June  30,       June 30,
                                               2001            2000
                             ASSETS
Current Assets
 Cash  on  hand  and  in  bank             $      415        $  6,849

Total  Assets                              $      415        $  6,849



              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Advances  from  officers                  $    2,000        $      -

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                      -               -
 Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,207,885 shares issued and outstanding     12,079          12,079
   Additional paid-in capital                  17,756          17,756
 Accumulated  deficit                         (31,314)        (22,052)
                                               (1,585)          7,677
 Stock   subscription   receivable                  -            (828)

   Total Shareholders' Equity                   (1,585)         6,849

Total Liabilities and Shareholders' Equity $       415      $   6,849


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
       Statements of Operations and Comprehensive Income
       Six and Three months ended June 30, 2001 and 2000

                          (Unaudited)

                                   Six  months  Six months  Three months  Three months
                                       ended      ended        ended         ended
                                      June 30,   June 30,     June 30,      June 30,
                                       2001        2000         2001          2000
Revenues                           $        -   $        -   $      -   $        -

Expenses
 General and administrative             2,441        2,323        920            -

   Total expenses                       2,441        2,323        920            -

Loss before Income Taxes               (2,441)      (2,323)      (920)           -

Provision for Income Taxes                  -            -          -            -

Net Loss                               (2,441)      (2,323)      (920)           -

Other comprehensive income                  -            -          -            -

Comprehensive  Income               $  (2,441)   $  (2,323)   $  (920)   $       -

Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                        nil          nil        nil          nil

Weighted-average number of shares
 of  common  stock outstanding      1,207,885    1,207,885   1,207,885   1,207,885

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
          Statement of Changes in Shareholders' Equity
            Six months ended June 30, 2001 and 2000

                          (Unaudited)

                                                        Additional                        Stock
                                   Common  Stock         paid-in        Accumulated    subscription
                               Shares       Amount       capital          deficit       receivable     Total
Balances at
 January 1, 2000,
 as  reported                1,197,285    $   11,973    $   17,756    $    (19,729)   $  (10,000)   $       -

Correction of cumulative
 clerical errors found in
 Fiscal 2001reconciliation
 of  shareholders' listing      10,600           106          (106)              -             -            -

Balances at
 January 1, 2000,
 as  restated                1,207,885        12,079        17,650         (19,729)      (10,000)           -

Collections on
 stock subscription
 receivable                          -             -             -               -         9,172        9,172

Net   loss  for  the  period         -             -             -          (2,323)            -       (2,323)

Balances at
 June  30,  2000             1,207,885    $   12,079    $   17,650    $    (22,052)   $     (828)   $   6,849



Balances at
 January 1, 2001,
 as  reported                1,197,285    $   11,973    $   17,756    $    (28,873)   $        -    $     856

Correction of cumulative
 clerical errors found in
 Fiscal 2001reconciliation
 of shareholders' listing       10,600          106           (106)              -             -            -

Balances at
 January 1, 2001,
 as   restated               1,207,885       12,079         17,650         (28,873)            -          856

Net   loss  for  the  period         -            -              -          (2,441)            -       (2,441)

Balances at
 June  30,  2001             1,207,885    $  12,079    $    17,650    $    (31,314)   $        -    $  (1,585)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
                    Statements of Cash Flows
            Six months ended June 30, 2001 and 2000

                          (Unaudited)

                                                   Six months  Six months
                                                      ended      ended
                                                     March 31,  March 31,
                                                       2001       2000
Cash Flows from Operating Activities
 Net Loss                                           $  (2,441)  $ (2,323)
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Decrease   in  accounts   payable                      -          -

Net  cash  provided by (used in) operating activities  (2,441)         -

Cash   Flows  from  Investing  Activities                   -          -

Cash Flows from Financing Activities
 Cash advanced by officer                               2,000          -
 Cash   received  on  common  stock  subscription           -      9,172

Net cash provided by financing activities               2,000      9,172

Increase (Decrease) in Cash and Cash Equivalents         (441)     6,849

Cash   at   beginning   of   period                       856          -

Cash at end of period                               $     415   $  6,849


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

   At  June  30,  2001  and  2000, the  deferred  tax  asset  and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. Any deferred tax asset existing at these dates was fully reserved due to the unpredictability of their ultimate realization.

3.   Earnings (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
   (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company has no warrants and/or options issued and outstanding.


NOTE C - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable and accounts payable, The carrying amounts approximated fair value because the demand nature of these instruments.


NOTE D - Advances from officer

To   support   operations,   the   Company's   officer   advanced
approximately $2,000 to the Company. These advances are non-interest bearing and are repayable upon demand.


NOTE E - Common Stock Transactions

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

                  Shallbetter Industries, Inc.

NOTE E - Common Stock Transactions - Continued

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



       (Remainder of this page left blank intentionally)

Part I - Item 2

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

(4)  Caution Regarding Forward-Looking Information

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

(5)  Results of Operations, Liquidity and Capital Resources

The Company had no revenue during either the six or three month periods ended June 30, 2001 and 2000, respectively.

General and administrative expenses for the six months ended June 30, 2001 and 2000 were approximately $2,441 and $2,323, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the SEC annual and quarterly reporting process.

The Company realized a net loss of $2,441 and $2,323 for the first six months of 2001 and 2000, respectively.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.

At June 30, 2001, the Company had available cash and working capital of $415 and a retained deficit of $(31,314). The available cash is the result of an advance, made in March 2001, by the Company's officer, Craig Laughlin, which is non-interest bearing and repayable upon demand. Management believes the Company has sufficient funds to meet its anticipated needs in the foreseeable future.

The Company's need for capital may change dramatically if it acquires an interest in a business opportunity during the next 12 months. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.
       (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHALLBETTER INDUSTRIES, INC.

July 17, 2001                        /s/ Craig Laughlin.
                                                   Craig Laughlin
                                           President and Director