Form 10QSB
period 2001-09-30
SHALLBETTER INDUSTRIES INC
filed 2001-11-01
CIK 1121260

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB



(Mark one)
      XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                         (952) 541-1155
                  (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
October 17, 2001: 1,207,885

Transitional Small Business Disclosure Format (check  one):   YES
NO X

                  Shallbetter Industries, Inc.

      Form 10-QSB for the Quarter ended September 30, 2001

                       Table of Contents


                                                                   Page
Part I - Financial Information

 Item 1  Financial  Statements                                       3

 Item 2  Management's Discussion and Analysis or Plan of Operation  11


Part II - Other Information

 Item 1  Legal  Proceedings                                         12

 Item 2  Changes  in  Securities                                    12

 Item 3  Defaults Upon Senior Securities                            12

 Item 4  Submission of Matters to a Vote of Security  Holders       12

 Item 5  Other  Information                                         12

 Item 6  Exhibits and Reports on Form 8-K                           12


Signatures                                                          12

Part 1 - Item 1 - Financial Statements

                  Shallbetter Industries, Inc.
                         Balance Sheets
                  September 30, 2001 and 2000

                          (Unaudited)

                                          September  30,   September 30,
                                               2001           2000
                             ASSETS
Current Assets
 Cash in bank                             $       11    $     947
                                              ------       ------
Total   Assets                            $       11    $     947
                                              ======       ======


              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Advances from Officer                     $   5,600    $       -
                                              ------       ------
Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.01 par value.
  5,000,000 shares authorized;
  none issued and outstanding                       -           -
 Common stock - $0.01 par value.
  45,000,000 shares authorized.
  1,207,885 shares issued and outstanding      12,079      12,079
  Additional paid-in capital                   17,650      17,650
 Accumulated  deficit                         (35,318)    (27,954)
                                              -------      ------
                                               (5,589)      1,775
 Stock subscription receivable                      -        (828)
                                              -------      ------
  Total Shareholders' Equity                   (5,589)        947
                                              -------      ------
Total Liabilities and Shareholders' Equity  $      11    $      -
                                              =======      ======

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
       Statements of Operations and Comprehensive Income
    Nine and Three months ended September 30, 2001 and 2000

                          (Unaudited)

                                  Nine months   Nine months  Three months  Three months
                                      ended        ended         ended         ended
                                  September 30, September 30, September 30, September 30,
                                       2001         2000           2001         2000
Revenues                           $      -      $      -      $      -      $      -
                                     ------        ------        ------         -----
Expenses
 General and administrative           6,445         8,225         4,004         5,902
                                     ------        ------         -----         -----
   Total expenses                     6,445         8,225         4,004         5,902
                                     ------        ------         -----         -----
Loss before Income Taxes             (6,445)       (8,225)       (4,004)       (5,902)

Provision for Income Taxes                -             -             -             -
                                     ------        ------        ------        ------
Net Loss                             (6,445)       (8,225)       (4,004)       (5,902)

Other comprehensive income                -             -             -             -
                                     ------        ------        ------        ------
Comprehensive Income               $ (6,445)     $ (8,225)     $ (4,004)     $ (5,902)
                                     ======        ======        ======        ======
Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                  $ (0.01)     $ (0.01)          nil        $ (0.01)
                                     ======       ======         =====         ======
Weighted-average number of shares
 of   common   stock  outstanding   1,207,885     1,207,885     1,207,885      1,207,885
                                    =========     =========     =========      =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
         Statements of Changes in Shareholders' Equity
         Nine months ended September 30, 2001 and 2000

                          (Unaudited)

                                                       Additional                   Stock
                                  Common  Stock          paid-in    Accumulated  subscription
                              Shares        Amount       capital      deficit     receivable      Total
Balances at
 January 1, 2000,
 as  reported                1,197,285    $  11,973    $  17,756    $  (19,729)   $  (10,000)   $        -

Correction of cumulative
 clerical errors found in
 Fiscal 2001 reconciliation
 of shareholders' listing       10,600         106          (106)            -             -             -
                             ---------      ------        ------       -------       -------
Balances at
 January 1, 2000,
 as restated                 1,207,885      12,079        17,650       (19,729)      (10,000)            -

Collections on stock
 subscription receivable             -           -             -             -         9,172         9,172

Net loss for the period              -           -             -        (8,225)            -        (8,225)
                             ---------      ------        ------       -------       -------
Balances at
 September 30, 2000          1,207,885    $ 12,079    $   17,650    $  (27,954)   $     (828)   $      947
                             =========      ======        ======       =======       =======
Balances at
 January 1, 2001,
 as reported                 1,197,285    $ 11,973     $  17,756    $  (28,873)   $        -    $      856

Correction of cumulative
 clerical errors found in
 Fiscal 2001 reconciliation
 of shareholders' listing       10,600         106          (106)            -             -             -
                             ---------      ------        ------       -------      --------
Balances at
 January 1, 2001,
 as restated                 1,207,885      12,079        17,650       (28,873)            -           856

Net loss for the period              -           -             -        (6,445)            -        (6,445)
                             ---------      ------        ------        ------      --------
Balances at
 September 30, 2001          1,207,885    $ 12,079    $   17,650    $  (35,318)   $        -    $   (5,589)
                             =========      ======        ======        ======      ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Shallbetter Industries, Inc.
                    Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000

                          (Unaudited)
                                                  Nine months    Nine months
                                                      ended         ended
                                                  September 30,  September 30,
                                                       2001         2000
Cash Flows from Operating Activities
 Net Loss                                            $(6,445)    $ (8,225)
 Adjustments to reconcile net income to net cash
   provided by operating activities
     Decrease in accounts payable                          -            -

Net cash provided by (used in) operating activities    (6,445)      (8,225)

Cash Flows from Investing Activities                        -            -

Cash Flows from Financing Activities
 Cash received common stock subscription                    -        9,172
 Advance from shareholder                               5,600            -

Net cash provided by financing activities               5,600        9,172

Increase (Decrease) in Cash and Cash Equivalents         (845)         947

Cash and cash equivalents at beginning of period          856            -

Cash and cash equivalents at end of period           $     11     $    947


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

The Company is fully dependent upon its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. It is the intent of management and significant shareholders to provide the necessary working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the U. S. Securities and Exchange Commission. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

   At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. Any deferred tax asset existing at these dates was fully reserved due to the unpredictability of their ultimate realization.

3.   Earnings (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
   (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, the Company has no warrants and/or options issued and outstanding.


NOTE C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE D - Advances from Officer

To support operations, the Company's chief executive officer has cumulatively advanced approximately $5,600 to the Company. These advances are non-interest bearing and are repayable upon demand.

                  Shallbetter Industries, Inc.

NOTE E - Income Taxes

The  components  of  income tax (benefit) expense  for  the  nine months  ended September 30, 2001 and 2000, respectively,  are  as follows:
                                          September 30,    September 30,
                                               2001            2000
   Federal:
     Current                              $        -      $           -
     Deferred                                      -                  -
                                                   -                  -
   State:
     Current                                       -                  -
     Deferred                                      -                  -
                                                   -                  -
   Total                                  $        -      $           -

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $15,800 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The  Company's  income  tax expense for  the  nine  months  ended
September 30, 2001 and 2000, respectively, are as follows:
                                                  September 30,  September 30,
                                                      2001           2000

Statutory  rate applied to loss before income taxes $   (2,200)   $  (2,800)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         -            -
  Other, including reserve for deferred tax  asset       2,200        2,800

        Income  tax  expense                        $        -    $       -


Temporary   differences,   consisting  primarily   of   statutory
deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                          September 30,  September 30,
                                              2001           2000
Deferred tax assets
 Net operating loss carryforwards           $  5,400     $   2,800
 Less  valuation  allowance                   (5,400)       (2,800)

   Net   Deferred  Tax  Asset               $      -     $       -

                  Shallbetter Industries, Inc.

NOTE E - Income Taxes - continued

During  the  nine months ended September 30, 2001 and  2000,  the
reserve   for  the  deferred  current  tax  asset  increased   by
approximately $2,600 and $2,800, respectively.


NOTE F - Common Stock Transactions

During the first quarter of 2001, the Company performed an extensive reconciliation of its shareholder list in conjunction with the appointment of a new stock transfer agent. As a result of this reconciliation process, the Company noted various clerical errors in its issued and outstanding shares. The net effect of this reconciliation process was to add 10,600 shares to the issued and outstanding shares of the Company as of the first day of the first period presented.

On December 30, 1999, the Company entered into a $10,000 Stock Subscription Agreement with an individual, who became the Company's President and Sole Director on December 9, 1999, for the acquisition of 1,000,000 shares of restricted, unregistered $0.01 par value common stock. As of December 31, 2000, all amounts due under the Stock Subscription Agreement had been received.



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

(5)  Results of Operations, Liquidity and Capital Resources

The  Company  had  no  revenue for the nine month  periods  ended
September 30, 2001 and 2000, respectively.

General and administrative expenses for the nine and three months ended September 30, 2001 and 2000 were approximately $6,445 and $8,225, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the SEC annual and quarterly reporting process.

The Company realized a net loss of $6,445 and $8,225 for the first nine months of 2001 and 2000, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At September 30, 2001, the Company had available cash of $11 and a deficit in working capital of $(5,589) and an accumulated deficit of $(5,589). The available cash is the result of cumulative working capital advances of approximately $5,600 made to the Company by it's chief executive officer, Craig Laughlin. These advances are non-interest bearing and are repayable upon demand.

The Company is currently fully dependent either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

                                  Shallbetter Industries, Inc.


October 17, 2001                  /s/ Craig Laughlin.
                                  Craig Laughlin
                                  President and Director