Form 10KSB
period 2001-12-31
SHALLBETTER INDUSTRIES INC
filed 2002-02-20
CIK 1121260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                          Commission File No. 000-31297

                          SHALLBETTER INDUSTRIES, INC.
           (Name of Small Business Issuer as specified in its charter)

               Minnesota                               41-1961936
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                Identification No.)

                11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (952) 541-1155

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

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-affiliates:  $0

As of December 31, 2001, the Registrant had outstanding 1,207,885 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             7

3.    Legal Proceedings                                                   7

4.    Submission of Matters to a Vote of Security Holders                 7

Part II

5.    Market for Common Equity and Related Stockholder Matters            7

6.    Management's Discussion and Analysis and Plan of Operation          8

7.    Financial Statements                                                9

8.    Changes in and Disagreements with Accountants                       9
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                9
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                              10

11.   Security Ownership of Certain Beneficial Owners and Management      10

12.   Certain Relationships and Related Transactions                      11

13.   Exhibits and Reports on Form 8-K                                    11

Signatures                                                                11

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

     Through the 1970's, the Company expanded its operations, so that it was offering nationally pre-engineered electrical products through catalogs to wholesale electrical supply houses. Annual sales for the company were historically in the $1.0 to $2.0 million range. In early 1982, due to recession and financial losses at the Company, the Company's bank withdrew the Company's line of credit. Consequently, the Company filed for chapter 11 protection from its creditors in April 1982. The bankruptcy action converted to chapter 7 and the Company's assets were liquidated in June of 1982. The Company then ceased operations and has been inactive since.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     We have no corporate office space under lease at this time. We currently operate out of space provided by Craig Laughlin, our president, director and principal stockholder, at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305. The costs associated with the use of the telephone and mailing address are deemed by us to be immaterial, as the telephone and mailing address are used almost entirely by our officer for other business purposes. Mr. Laughlin is under no legal obligation to provide rent free office space to the Company, and we do not pay rent to Mr. Laughlin.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2001 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In July 2001, the Company's common stock was included in the NASD's Bulletin Board system under the symbol "SBNS". Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Since July 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

     The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended             High Bid ($)               Low Bid ($)

September 30, 2001                    $0.55                       $0.25
December 31, 2001                     $0.75                       $0.25

     All shares of common stock outstanding may be sold without restriction, except 1,000,000 shares, which are held by Craig Laughlin, the sole officer and director of the Company. The shares held by Mr. Laughlin are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At December 31, 2001, there were approximately 290 holders of record of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

     The Company generated no revenue for the years ended December 31, 2001 and 2000.

     General and administrative expenses for the years ended December 31, 2001 and 2000 were $7,376 and $9,344, respectively. This decrease is attributable to lower costs of administrative, legal, professional, accounting and auditing expenses associated with filing the Company's periodic reports under the Securities Exchange Act of 1934 in 2001, compared with the expenses associated with reviving the Company from dormancy and registering its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 in calendar year 2000.

     Interest income for the years ended December 31, 2001 and 2000 were $0 and $200, respectively.

     Due to the foregoing, the Company realized a net loss of $7,376 for the year ended December 31, 2001, compared to a net loss of $9,144 for the year ended December 31, 2000. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2001, the Company had a working capital deficit of $6,520 and an accumulated deficit of $36,249. The working capital deficit is a result of the administrative expenses incurred by the Company over the past two calendar years in the amount of $16,720 that have been offset by interest income of $200 and an equity investment of $10,000 made by Craig Laughlin.

     The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Although management has expressed its intent to provide necessary working capital to preserve the Company, there are no written agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

Name                      Age   Positions (1)                         Since

Craig Laughlin            51    President and Director                1999

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

     The following is information on the business experience of each director and officer.

     Craig Laughlin is the founder and President of SRC Funding, Inc., which provides consulting services on corporate structure and finance to early stage companies. Mr. Laughlin has been a consultant in the areas of corporate structure and finance since 1986. Since September 1994, he has served as a director of Gold Standard Medical, Inc., a company that holds certain patent rights to a blood gas monitoring device, but has suspended further research and development of the technology pending reorganization of the company and obtaining additional capital. From May 1990 through July 2000, Mr. Laughlin served as a member of the board of directors of Century Controls International, Inc., a publicly held company engaged in the business of designing, manufacturing, and marketing a line of proprietary control devices used in the management of large commercial and industrial steam boilers and of certain manufacturing processes. Mr. Laughlin served from March 1999 to March 2001 as an officer and director of Future Technologies, Inc., a publicly held shell corporation seeking a business acquisition. In February 2001, Future
Technologies issued 12,873,944 shares of restricted common stock to the shareholders of SE Global Equities, Inc., a Cayman Islands corporation ("SEG") and majority owned subsidiary of Capital Alliance Group, Inc., of Vancouver, Canada ("CAG"), in exchange for all of the capital shares of SEG held by its shareholders. SEG operates an Internet financial center for exploring worldwide investments through an established global alliance network of brokers and information providers.

Other Shell Company Activities

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                                Common Shares     Percent of
                                                                   Class(2)
Craig Laughlin (1)
11900 Wayzata Blvd., Suite 100                    1,000,000          83.5
Hopkins,  MN 55305

(1)   Craig Laughlin is the sole executive officer and director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 29, 1999, the Company sold 1,000,000 shares of common stock to Craig Laughlin, the sole officer and director of the Company, for $10,000 under a stock subscription agreement, which was paid in full in 2000. No underwriter or broker was involved in the offering, and no commissions were paid on the sale of the shares. The shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

     During the year ended December 31, 2001, Craig Laughlin advanced $6,600 to the Company to pay administrative expenses. The advances do not bear interest and are payable on demand.

     The Company uses offices at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, provided by its sole officer and director at no charge.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 Exhibit No.  SEC Ref. No.  Title of Document

     3.1           (3)      Restated Articles of Incorporation*

     3.2           (3)      By-Laws*


* These exhibits are are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 9, 2000.

Form 8-K Filings

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SHALLBETTER INDUSTRIES, INC.

Date: February 20, 2002                   By: /s/ Craig Laughlin, President

     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 20, 2002                        /s/ Craig Laughlin, Director

                          SHALLBETTER INDUSTRIES, INC.

                                      INDEX


                                                                     Page

Report of Independent Certified Public Accountants                   F-2

Financial Statements

  Balance Sheets
   as of December 31, 2001 and 2000                                  F-3

  Statements of Operations and Comprehensive Income
   for the years ended December 31, 2001 and 2000                    F-4

  Statement of Changes in Shareholders' Equity
   for the years ended December 31, 2001 and 2000                    F-5

  Statements of Cash Flows
   for the years ended December 31, 2001 and 2000                    F-6

  Notes to Financial Statements                                      F-7

S. W. HATFIELD, CPA
      certified public accountants

      Member:     Texas Society of Certified Public Accountants
                  Press Club of Dallas

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Shallbetter Industries, Inc.

We have audited the accompanying balance sheets of Shallbetter Industries, Inc. (a Minnesota corporation) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shallbetter Industries, Inc. as of December 31, 2001 and 2000, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

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


                                               S. W. HATFIELD, CPA
Dallas, Texas
January 18, 2002



                     Use our past to assist your future (sm)

P. O. Box 820395                             9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                             Dallas, Texas 75243-7212
214-342-9635 (voice)                                        (fax) 214-342-9601
800-244-0639                                                    SWHCPA@aol.com

                         SHALLBETTER INDUSTRIES, INC.
                                Balance Sheets
                           December 31 2001 and 2000


                                                    December 31,    December 31,
                                                      2001              2000
                                                   -------------   -------------
                                    ASSETS
Current Assets
  Cash in bank                                      $       80      $     856
                                                     ---------       --------

Total Assets                                        $       80      $     856
                                                     =========       ========



                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Advances from Officer                             $    6,600      $       -
                                                     ---------       --------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                               -              -
  Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,207,885 shares issued and outstanding              12,079         12,079
  Additional paid-in capital                            17,650         17,650
  Accumulated deficit                                  (36,249)       (28,873)
                                                     ---------       --------

   Total Shareholders' Equity                           (6,520)           856
                                                     ---------       --------

Total Liabilities and Shareholders' Equity          $       80      $     856
                                                     =========       ========

                         SHALLBETTER INDUSTRIES, INC.
               Statements of Operations and Comprehensive Income
                    Years ended December 31, 2001 and 2000

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                       2001             2000
                                                   ------------     ------------
Revenues                                           $        -       $         -
                                                         -----            -----
Expenses
  General and administrative                             7,376            9,344
                                                         -----            -----
   Total expenses                                        7,376            9,344
                                                         -----            -----
Loss from operations                                    (7,376)          (9,344)

Other income
  Interest income                                            -              200
                                                         -----            -----
Loss before Income Taxes                                (7,376)          (9,144)

Provision for Income Taxes                                   -                -
                                                         -----            -----
Net Loss                                                (7,376)          (9,144)

Other comprehensive income                                   -                -
                                                         -----            -----
Comprehensive Income                                $   (7,376)     $    (9,144)
                                                         =====            =====
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                                 $    (0.01)     $     (0.01)
                                                         =====            =====
Weighted-average number of shares
  of common stock outstanding                        1,207,885        1,207,885
                                                     =========        =========

                         SHALLBETTER INDUSTRIES, INC.
                 Statements of Changes in Shareholders' Equity
                    Years ended December 31, 2001 and 2000

                                                    Additional                 Stock
                                   Common Stock       paid-in  Accumulated  subscription
                                Shares      Amount    capital    deficit     receivable   Total
                              ---------- ---------- ---------- ------------ ------------ -------

Balances at
  January 1, 2000,
  as reported                  1,197,285 $   11,973 $  17,756  $   (19,729) $   (10,000) $     -

Correction of cumulative
  clerical errors found in
  Fiscal 2001 reconciliation
  of shareholders' listing        10,600        106      (106)           -            -        -
                              ---------- ---------- ---------- ------------ ------------ -------
Balances at
  January 1, 2000,
  as restated                  1,207,885     12,079    17,650      (19,729)     (10,000)       -

Collections on stock
  subscription receivable              -          -         -            -       10,000   10,000

Net loss for the year                  -                    -            -       (9,144)       -
                              ----------            ---------- ------------ ------------ -------
   (9,144)

Balances at
  December 31, 2000            1,207,885     12,079    17,650      (28,873)           -      856

Net loss for the year                  -                    -            -       (7,376)
                              ----------            ---------- ------------ ------------ -------
   (7,376)

Balances at
  December 31, 2001            1,207,885 $   12,079 $  17,650  $   (36,249) $         -  $(6,520)
                              ========== ========== ========== ============ ============ =======

                         SHALLBETTER INDUSTRIES, INC.
                           Statements of Cash Flows
                    Years ended December 31, 2001 and 2000


                                                     Year ended     Year ended
                                                     December 31,   December 31,
                                                        2001            2000
                                                     ------------   ------------
Cash Flows from Operating Activities
  Net Loss                                            $ (7,376)      $ (9,144)
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation                                            -              -
                                                     ------------   ------------

Net cash provided by (used in) operating activities     (7,376)        (9,144)
                                                     ------------   ------------

Cash Flows from Investing Activities                         -              -
                                                     ------------   ------------

Cash Flows from Financing Activities
  Advances from shareholder                              6,600              -
  Proceeds from sale of common stock                         -         10,000
                                                     ------------   ------------

Net cash provided by financing activities                6,600         10,000
                                                     ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents          (776)           856

Cash and cash equivalents at beginning of period           856              -
                                                     ------------   ------------

Cash and cash equivalents at end of period            $     80        $   856
                                                     ============   ============


Supplemental Disclosures of Interest and Income
Taxes Paid
  Interest paid during the period                     $      -        $     -
                                                     ============   ============
  Income taxes paid (refunded)                        $      -        $     -
                                                     ============   ============

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

     At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. Any deferred tax asset existing at these dates was fully reserved due to the unpredictability of ultimate realization.

                         SHALLBETTER INDUSTRIES, INC.

NOTE B - Summary of Significant Accounting Policies - Continued

3. Earnings (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, the Company has no warrants and/or options issued and outstanding.

NOTE C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE D - Advances from Officer

To support operations during Calendar 2001, the Company's chief executive officer has advanced approximately $6,600 to the Company. These advances are non-interest bearing and are repayable upon demand.

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2001 and 2000, respectively, are as follows:
                                                      December 31,  December 31,
                                                         2001          2000
                                                      ------------  ------------
   Federal:
     Current                                          $          -  $          -
     Deferred                                                    -             -
                                                      ------------  ------------
                                                                 -             -
                                                      ------------  ------------
   State:
     Current                                                     -             -
     Deferred                                                    -             -
                                                      ------------  ------------
                                                                 -             -
                                                      ------------  ------------
   Total                                              $          -  $          -
                                                      ============  ============

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $16,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                          SHALLBETTER INDUSTRIES, INC.

NOTE E - Income Taxes - Continued

The Company's income tax expense for the years ended December 31, 2001 and 2000, respectively, are as follows:
                                                      December 31,  December 31,
                                                         2001          2000
                                                      ------------  ------------

Statutory rate applied to loss before income taxes    $    (2,510)  $    (3,110)
Increase(decrease) in income taxes resulting from:
    State income taxes                                          -             -
    Other, including reserve for deferred tax asset         2,510         3,110
                                                      ------------  ------------

      Income tax expense                              $         -   $         -
                                                      ============  ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:
                                                      December 31,  December 31,
                                                         2001          2000
                                                      ------------  ------------
Deferred tax assets
  Net operating loss carryforwards                    $     5,620   $     3,110
  Less valuation allowance                                 (5,620)       (3,110)
                                                      ------------  ------------

   Net Deferred Tax Asset                             $         -   $         -
                                                      ============  ============

During the years ended December 31, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately $2,510 and $3,110, respectively.

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

                         SHALLBETTER INDUSTRIES, INC.

NOTE G - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively.

                             Quarter ended  Quarter ended  Quarter ended  Quarter ended  Year ended
                               March 31        June 30      September 30   December 31   December 31
                             -------------  -------------  -------------  -------------  -----------
Year ended December 31, 2001

  Net revenues               $          -   $          -   $          -   $          -   $        -
  Gross profit                          -              -              -              -            -
  Net loss from operations         (1,521)          (920)        (4,004)          (931)      (7,376)
  Basic and fully diluted
   earnings per share                 nil            nil            nil            nil        (0.01)
  Weighted-average
   number of shares
   outstanding                  1,207,885      1,207,885      1,207,885      1,207,885    1,207,885

Year ended December 31, 2000

  Net revenues               $          -   $          -   $          -   $          -   $        -
  Gross profit                          -              -              -              -            -
  Net loss from operations         (2,322)             -         (5,902)          (920)      (9,144)
  Basic and fully diluted
   earnings per share                 nil            nil            nil            nil        (0.01)
  Weighted-average
   number of shares
   outstanding                  1,207,885      1,207,885      1,207,885      1,207,885    1,207,885

The  Company   experiences   fluctuations  in  quarterly   operating   expenses,
principally professional services, which are charged to expense as the services are incurred.