Form 10QSB
period 2002-03-31
SHALLBETTER INDUSTRIES INC
filed 2002-05-01
CIK 1121260

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of
    1934

            For the quarterly period ended March 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 0-31297

                         Shallbetter Industries, Inc.
       (Exact name of small business issuer as specified in its charter)

          Minnesota                                          41-1961936
-----------------------------                       ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

               11900 Wayzata Blvd., Suite 100, Hopkins MN 55305
               ------------------------------------------------
                   (Address of principal executive offices)

                                (952) 541-1155
                                --------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 19, 2002: 1,207,885

Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                                ----    ---

                         Shallbetter Industries, Inc.

               Form 10-QSB for the Quarter ended March 31, 2002

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

Part 1 - Item 1 - Financial Statements

                         SHALLBETTER INDUSTRIES, INC.
                                Balance Sheets
                            March 31, 2001 and 2000


                                                        March 31,     March 31,
                                                          2002          2001
                                                      ------------  ------------
                                    ASSETS
Current Assets
  Cash in bank                                        $       74    $    1,335
                                                      ------------  ------------

Total Assets                                          $       74    $    1,335
                                                      ============  ============




                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                            $    2,358    $        -
  Advances from Officer                                    6,600         2,000
                                                      ------------  ------------

  Total Liabilities                                        8,958         2,000
                                                      ------------  ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $0.01 par value.
   5,000,000 shares authorized;
   none issued and outstanding                                 -             -
  Common stock - $0.01 par value.
   45,000,000 shares authorized.
   1,207,885 shares issued and outstanding                12,079        12,079
  Additional paid-in capital                              17,650        17,650
  Accumulated deficit                                    (38,613)      (30,394)
                                                      ------------  ------------

   Total Shareholders' Equity                             (8,884)         (665)
                                                      ------------  ------------

Total Liabilities and Shareholders' Equity            $       74    $    1,335
                                                      ============  ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         SHALLBETTER INDUSTRIES, INC.
                Statements of Operations and Comprehensive Loss
                  Three months ended March 31, 2001 and 2000


                                                      Three months  Three months
                                                         ended         ended
                                                        March 31,     March 31,
                                                          2002          2001
                                                      ------------  ------------

Revenues                                              $         -   $         -
                                                      ------------  ------------

Expenses
  General and administrative                                2,364         1,521
                                                      ------------  ------------

   Total expenses                                           2,364         1,521
                                                      ------------  ------------

Loss from operations                                       (2,364)       (1,521)

Other income
  Interest income                                               -             -
                                                      ------------  ------------

Loss before Income Taxes                                   (2,364)       (1,521)

Provision for Income Taxes                                      -             -
                                                      ------------  ------------

Net Loss                                                    (2,364)      (1,521)

Other comprehensive income                                       -            -
                                                      -------------  -----------

Comprehensive Loss                                    $     (2,364)  $   (1,521)
                                                      =============  ===========

Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                                            nil          nil
                                                      =============  ===========

Weighted-average number of shares
  of common stock outstanding                            1,207,885    1,207,885
                                                      =============  ===========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         SHALLBETTER INDUSTRIES, INC.
                           Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000


                                                      Three months  Three months
                                                         ended         ended
                                                        March 31,     March 31,
                                                          2002          2001
                                                      ------------  ------------

Cash Flows from Operating Activities
  Net Loss                                            $    (2,364)  $    (1,521)
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation                                               -             -
     Increase in Accounts payable - trade                   2,358             -
                                                      ------------  ------------

Net cash provided by (used in) operating activities            (6)       (1,521)
                                                      ------------  ------------

Cash Flows from Investing Activities                            -             -
                                                      ------------  ------------

Cash Flows from Financing Activities
  Advances from shareholder                                     -         2,000
  Proceeds from sale of common stock                            -             -
                                                      ------------  ------------

Net cash provided by financing activities                       -         2,000
                                                      ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents               (6)          479

Cash and cash equivalents at beginning of period               80           856
                                                      ------------  ------------

Cash and cash equivalents at end of period            $        74   $     1,335
                                                      ============  ============


Supplemental Disclosures of Interest and
Income Taxes Paid
  Interest paid during the period                     $         -   $         -
                                                      ============  ============
  Income taxes paid (refunded)                        $         -   $         -
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

                         SHALLBETTER INDUSTRIES, INC.

                         Notes to Financial Statements


NOTE A - Organization and Description of Business

Shallbetter Industries, Inc. (Company) was initially incorporated on September 8, 1968 under the laws of the State of Minnesota. The Company has not conducted any business operations or maintained any assets since 1982. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not currently engaged in any negotiations and continues to seek an appropriate merger or acquisition candidate.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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


NOTE B - Going Concern Uncertainty

The Company has not conducted any business operations or maintained any assets since 1982. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not currently engaged in any negotiations and continues to seek an appropriate merger or acquisition candidate.

The Company's need for capital may change dramatically if it acquires an interest in a business opportunity during the next 12 months. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in our common stock.

                         SHALLBETTER INDUSTRIES, INC.

Note B - Going Concern Uncertainty - Continued

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital. The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company has not conducted any business operations or maintained any assets since 1982, has minimal cash on hand, no profit, is not currently engaged in any merger or acquisition negotiations and continues to seek an appropriate merger or acquisition candidate. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their latest audit opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved due to the unpredictability of ultimate realization.

                         SHALLBETTER INDUSTRIES, INC.

NOTE B - Summary of Significant Accounting Policies - Continued

3.   Earnings (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, the Company has no warrants and/or options issued and outstanding.


NOTE C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE D - Seasonality of Operations

The Company experiences fluctuations in quarterly operating expenses, principally professional services for compliance with The Securities Exchange Act of 1934, which are charged to operations in the period in which the services are incurred.


NOTE E - Advances from Officer

To support operations during Calendar 2001, the Company's chief executive officer made non-interest bearing working capital advances to support operations. As of March 31, 2002, the Company owes this officer approximately $6,600. These advances are repayable upon demand.




               (Remainder of this page left blank intentionally)

                         SHALLBETTER INDUSTRIES, INC.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001, respectively, are as follows:
                                                            March 31,  March 31,
                                                              2002       2001
                                                            ---------  ---------
   Federal:
     Current                                                $       -  $       -
     Deferred                                                       -          -
                                                            ---------  ---------
                                                                    -          -
                                                            ---------  ---------
   State:
     Current                                                        -          -
     Deferred                                                       -          -
                                                            ---------  ---------
                                                                    -          -
                                                            ---------  ---------
   Total                                                    $       -  $       -
                                                            =========  =========

With a 1999 change of control of the Company, all net operating loss carryforwards incurred prior to that time were negated in accordance with
Section 382 of the Internal Revenue Code. As of March 31, 2002, the Company has a net operating loss carryforward of approximately $19,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2002 and 2001, respectively, are as follows:
                                                      Three months  Three months
                                                         ended         ended
                                                        March 31,     March 31,
                                                          2002          2001
                                                      ------------  ------------

Statutory rate applied to loss before income taxes    $      (805)  $      (520)
Increase (decrease) in income taxes resulting from:
    State income taxes                                          -             -
    Other, including reserve for deferred tax asset           805           520
                                                      ------------  ------------

      Income tax expense                              $         -   $         -
                                                      ============  ============

                         SHALLBETTER INDUSTRIES, INC.

NOTE F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:
                                                            March 31,  March 31,
                                                              2002       2001
                                                            ---------  ---------
Deferred tax assets
  Net operating loss carryforwards                          $  6,400   $  3,600
  Less valuation allowance                                    (6,400)    (3,600)
                                                            ---------  ---------

   Net Deferred Tax Asset                                   $      -   $      -
                                                            =========  =========

During the three  months  ended  March 31,  2002 and 2001,  the  reserve for the
deferred   current  tax  asset  increased  by   approximately   $800  and  $520,
respectively.


NOTE G - Common Stock Transactions

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




               (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)General

Shallbetter Industries, Inc. (Company) was initially incorporated on September 8, 1968 under the laws of the State of Minnesota. The Company has not conducted any business operations or maintained any assets since 1982. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not currently engaged in any negotiations and continues to seek an appropriate merger or acquisition candidate.

(3)Results of Operations, Liquidity and Capital Resources and Plan of Operation

The Company had no revenue for the three month periods ended March 31, 2002 and 2001, respectively.

General and administrative expenses for the three months ended March 31, 2002 and 2001 were approximately $2,364 and $1,521, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of The Securities Exchange Act of 1934.

The Company realized a net loss of $2,364 and $1,521 for the three months of 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At March 31, 2002, the Company had available cash of $74, a deficit in working capital of $(8,885) and negative shareholders' equity of $(8,885). The available cash is the result of cumulative working capital advances of approximately $6,600 made to the Company by it's chief executive officer, Craig Laughlin. These advances are non-interest bearing and are repayable upon demand.

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


Part II - Other Information

Item 1 - Legal Proceedings:              None

Item 2 - Changes in Securities:          None

Item 3 - Defaults on Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information:   None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Shallbetter Industries, Inc.


April   19  , 2002                                  /s/ Craig Laughlin.
      ------                                        ----------------------------
                                                                  Craig Laughlin
                                                          President and Director