Form 10QSB
period 2002-06-30
SHALLBETTER INDUSTRIES INC
filed 2002-08-19
CIK 1121260

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

SHALLBETTER INDUSTRIES, INC.

(Name of small business in its charter)

Minnesota	0-31297	41-1961936
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

30 Sembrado Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (949) 459-1220

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,207,885 as of August 2, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes __ No X

Shallbetter Industries, Inc.

Form 10-QSB for the Quarter ended June 30, 2002

Part I - Item 1 - Financial Statements

Shallbetter Industries, Inc.

Balance Sheets

June 30, 2002 and 2001

(Unaudited)
	June 30, 2002	June 30, 2001
ASSETS
Current Assets
Cash in bank	$ 20	$ 415
Total Assets	$ 20	$ 415
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable - trade	$ 2,581	$ -
Advances from officer	7,900	2,000
Total Liabilities	10,481	2,000
Commitments and Contingencies
Shareholders' Equity
Preferred stock - $0.01 par value.
5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.01 par value.
45,000,000 shares authorized.
1,207,885 shares issued and outstanding	12,079	12,079
Additional paid-in capital	17,650	17,650
Accumulated Deficit	(40,190)	(31,314)
Total Shareholders' Equity	(10,461)	(1,585)
Total Liabilities and Shareholders' Equity	$ 20	$ 415

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

Shallbetter Industries, Inc.

Statements of Operations and Comprehensive Loss

Six and Three months ended June 30, 2002 and 2001

(Unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001	Three months ended June 30, 2002	Three months ended June 30, 2001
Revenues	$ -	$ -	$ -	$ -
Expenses
General and administrative	3,941	2,441	1,577	920
Total expenses	3,941	2,441	1,577	920
Loss from Operations	(3,941)	(2,441)	(1,577)	(920)
Other income
Interest income	-	-	-	-
Loss before Income Taxes	(3,941)	(2,441)	(1,577)	(920)
Provision for Income Taxes	-	-	-	-
Net Loss	(3,941)	(2,441)	(1,577)	(920)
Other comprehensive income	-	-	-	-
Comprehensive Loss	$(3,941)	$(2,441)	$(1,577)	$ (920)
Loss per weighted-average share of common stock outstanding, computed on Net Loss - basicand fully diluted	nil	nil	nil	nil
Weighted-average number of shares of common stock outstanding	1,207,885	1,207,885	1,207,885	1,207,885

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

Shallbetter Industries, Inc.

Statements of Cash Flows

Six months ended June 30, 2002 and 2001

(Unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001
Cash Flows from Operating Activities
Net Loss	$(3,941)	$(2,441)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-
Increase in Accounts payable - trade	2,581	-
Net cash provided by (used in) operating activities	(1,360)	(2,441)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Advances from shareholder	1,300	2,000
Net cash provided by financing activities	1,300	2,000
Increase (Decrease) in Cash and Cash Equivalents	(60)	(441)
Cash and cash equivalents at beginning of period	80	856
Cash and cash equivalents at end of period	$ 20	$ 415
Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid (refunded)	$ -	$ -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

Shallbetter Industries, Inc.

Notes to Financial Statements

June 30, 2002

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

NOTE B - Going Concern Uncertainty - Continued

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

NOTE B - Going Concern Uncertainty - Continued

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

2. Income taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved due to the unpredictability of ultimate realization.

3. Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, the Company has no warrants and/or options issued and outstanding.

NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - Seasonality of Operations

The Company experiences fluctuations in quarterly operating expenses, principally professional services for compliance with The Securities Exchange Act of 1934, which are charged to operations in the period in which the services are incurred.

NOTE F - Advances from Officer

To support operations, the Company's former chief executive officer made non-interest bearing working capital advances to support operations. As of June 30, 2002, the Company owes this individual approximately $7,900. These advances are repayable upon demand.

In July 2002, this individual made an additional advance of approximately $2,560 to bring the total advances to approximately $10,460. On July 24, 2002, this former officer forgave the $10,460 in working capital advances to the Company and these amounts were reclassified to additional paid-in capital on that date.

NOTE G - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

	June 30, 2002	June 30, 2001
Federal:
Current	$ -	$ -
Deferred	-	-
State:	-	-
Current	-	-
Deferred	-	-
Total	$ -	$ -

With a 1999 change of control of the Company, all net operating loss carryforwards incurred prior to that time were negated in accordance with Section 382 of the Internal Revenue Code. As of June 30, 2002, the Company has a net operating loss carryforward of approximately $20,460 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of

NOTE G - Income Taxes - Continued

historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

	Six months ended June 30, 2002	Six months ended June 30, 2001
Statutory rate applied to loss before income taxes	$(1,340)	$(830)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset	1,340	830
Income tax expense	$ -	$ -

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

	June 30, 2002	June 30, 2001
Deferred tax assets
Net operating loss carryforwards	$6,960	$3,940
Less valuation allowance	(6,960)	(3,940)
Net Deferred Tax Asset	$ -	$ -

During the six months ended June 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $1,340 and $830, respectively.

NOTE H - Common Stock Transactions

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

  General

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

  Results of Operations, Liquidity and Capital Resources and Plan of Operation

The Company had no revenue for the six month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $3,900 and $2,400, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

The Company realized a net loss of $3,900 and $2,400 for the first six months of 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At June 30, 2002, the Company had available cash of $20, a deficit in working capital of $(10,460) and negative shareholders' equity of $(10,460). The available cash is the result of cumulative working capital advances of approximately $7,900 made to the Company by it's former chief executive officer, Craig Laughlin, through June 30, 2002. In July 2002, Mr. Laughlin advanced an additional $2,560 to the Company to bring his total advances to approximately $10,460. On July 24, 2002, subsequent to the end of the period, Mr. Laughlin forgave the $10,460 in working capital advances to the Company and these amounts were reclassified to additional paid-in capital on that date.

The Company is currently fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

Item 5 - Other Information

On July 19, 2002, subsequent to the end of the quarter, there was a change in control of the Company. Information regarding this change in control was previously reported in a report on Form 8-K, dated July 19, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibit 99.1, CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

  No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

By: /S/ THOMAS K. RUSSELL

Thomas K. Russell

Chairman of the Board and President

Date: August 19, 2002

Exhibit 99.1

SHALLBETTER INDUSTRIES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shallbetter Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas K. Russell, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ THOMAS K. RUSSELL

Thomas K. Russell

Chairman of the Board and President (Sole Director and Officer)

Date: August 19, 2002