Form 10QSB
period 2002-09-30
SHALLBETTER INDUSTRIES INC
filed 2002-11-12
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark one)

X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-31297

Shallbetter Industries, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota 41-1961936

(State of incorporation) (IRS Employer ID Number)

30 Sembrado, Rancho Santa Margarita, CA 92688

(Address of principal executive offices)

(949) 459-1220

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 6, 2002: 3,623,655

Transitional Small Business Disclosure Format (check one): YES NO X

Shallbetter Industries, Inc.

Form 10-QSB for the Quarter ended September 30, 2002

Part 1 - Item 1 - Financial Statements

Shallbetter Industries, Inc.

Balance Sheets

September 30, 2002 and 2001

(Unaudited)

	September 30, 2002	September 30, 2001
	ASSETS
Current Assets
Cash in bank	$ -	$ 11
Total Assets	$ -	$ 11

	LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Advances from Shareholder	$14,906	$ 5,600
Commitments and Contingencies
Shareholders' Equity
Preferred stock - $0.01 par value
5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.01 par value.
45,000,000 shares authorized.
3,623,655 shares issued and outstanding	36,237	36,237
Additional paid-in capital	3,953	(6,508)
Accumulated deficit	(55,096)	(35,318)
Total Shareholders' Equity	(14,906)	(5,589)
Total Liabilities and Shareholders' Equity	$ -	$ 11

Shallbetter Industries, Inc.

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2002 and 2001

(Unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	Three months ended September 30, 2002	Three months ended September 30, 2001
Revenues	$ -	$ -	$ -	$ -
Expenses
General and administrative	18,847	6,445	14,906	4,004
Total Expenses	18,847	6,445	14,906	4,004
Loss before Income Taxes	(18,847)	(6,445)	(14,906)	(4,004)
Provision for Income Taxes	-	-	-	-
Net Loss	(18,847)	(6,445)	(14,906)	(4,004)
Other comprehensive income	-	-	-	-
Comprehensive Loss	$(18,847)	$(6,445)	$(14,906)	$(4,004)
Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted
	$(0.01)	$(0.01)	nil	nil
Weighted-average number of shares of common stock outstanding	3,623,655	3,623,655	3,623,655	3,623,655

Shallbetter Industries, Inc.

Statements of Changes in Shareholders' Equity

Nine months ended September 30, 2002 and 2001

(Unaudited)

	Common Stock Shares Amount		Additional paid-in capital	Accumulated deficit	Stock Subscription receivable	Total
Balances at
January 1, 2001, as reported	1,197,285	$11,973	$17,756	$(28,873)	$ -	$ 856
Correction of cumulative
clerical errors found in Fiscal 2001 reconciliation of shareholders' listing	10,600	106	(106)	-	-	-
Effect of 3 for 1 forward
stock split on August 28, 2002	2,415,770	24,158	(24,158)	-	-	-
Balances at
January 1, 2001, as restated	3,623,655	36,237	(6,508)	(28,873)	-	856
Net loss for the period	-	-	-	(6,445)	-	(6,445)
Balances at
September 30, 2001	3,623,655	$36,237	$(6,508)	$(35,318)	$ -	$(5,589)

Balances at
January 1, 2002, as reported	1,207,885	$12,079	$17,650	$(36,249)	$ -	$(6,520)
Effect of 3 for 1 forward
stock split on August 28, 2002	2,415,770	24,158	(24,158)	-	-	-
Balances at
January 1, 2002, as restated	3,623,655	36,237	(6,508)	(36,249)	-	(6,520)
Advances due to
former shareholder converted to additional paid-in capital on July 16, 2002	-	-	10,461	-	-	10,461
Net loss for the period	-	-	-	(18,847)	-	(18,847)
Balances at
September 30, 2002	3,623,655	$36,237	$ 3,953	$(55,096)	$ -	$(14,906)

Shallbetter Industries, Inc.

Statements of Cash Flows

Nine months ended September 30, 2002 and 2001

(Unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Cash Flows from Operating Activities	$(18,847)	$(6,445)
Net Loss
Adjustments to reconcile net income to net cash
provided by operating activities
Decrease in accounts payable	-	-
Net cash provided by (used in) operating activities	(18,847)	(6,445)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Advances from shareholder	17,991	5,600
Net cash provided by financing activities	17,991	5,600
Increase (Decrease) in Cash and Cash Equivalents	(856)	(845)
Cash and cash equivalents at beginning of period	856	856
Cash and cash equivalents at end of period	$ 11	$ 11
Supplemental Disclosures of
Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid (refunded)	$ -	$ -
Supplemental Disclosures of
Non-cash Investing and Financing Activities
Advances from former controlling shareholder
converted to additional paid-in capital	$10,461	$ -

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

NOTE B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

NOTE C - Going Concern Uncertainty

The Company has not conducted any business operations or maintained any assets since 1982. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company is not currently engaged in any negotiations and continues to seek an appropriate merger or acquisition candidate.

Shallbetter Industries, Inc.

Notes to Financial Statements - Continued

NOTE C - Going Concern Uncertainty - Continued

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

Shallbetter Industries, Inc.

Notes to Financial Statements - Continued

NOTE D - Summary of Significant Accounting Policies

  Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved due to the unpredictability of ultimate realization.

  Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, the Company has no warrants and/or options issued and outstanding.

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - Seasonality of Operations

The Company experiences fluctuations in quarterly operating expenses, principally professional services for compliance with the Securities Exchange Act of 1934, which are charged to operations in the period in which the services are incurred.

Shallbetter Industries, Inc.

Notes to Financial Statements - Continued

NOTE G - Advances from Officer

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

On August 6, 2002, the Company's Board of Directors authorized a 3 for 1 forward stock split to shareholders of record as of the close of business on August 19, 2002. The result of this action, including fractional share rounding, was to increase the issued and outstanding shares from 1,207,885 to 3,623,665. The effects of these actions are cumulatively reflected in the accompanying financial statements as of the first day of the first period presented.

NOTE I - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

	September 30, 2001	September 30, 2001
Federal:
Current	$ -	$ -
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$ -	$ -

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $35,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

NOTE I - Income Taxes - Continued

The Company's income tax expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Statutory rate applied to
income before income taxes	$(6,400)	$(2,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-
Other, including reserve for
deferred tax asset and
application of net operating
loss carryforward	6,400	2,200
Income tax expense	$ -	$ -

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

	September 30, 2001	September 30, 2001
Deferred tax assets
Net operating loss carryforwards	$12,025	$5,300
Less valuation allowance	(12,025)	(5,300)
Net Deferred Tax Asset	$ -	$ -

During the nine months ended September 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $6,400 and $2,191, respectively.

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

  Results of Operations, Liquidity and Capital Resources and Plan of Operation

The Company had no revenue for the nine month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $18,800 and $6,400, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

The Company realized a net loss of $18,800 and $6,400 for the first nine months of 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At September 30, 2002, the Company had no available cash, a deficit in working capital of $(14,906) and negative shareholders' equity of $(14,906).

Through July 16, 2002, working capital was provided by the Company's former chief executive officer, Craig Laughlin. In July 2002, Mr. Laughlin advanced an additional $2,561 to the Company to bring his total advances to approximately $10,461. On July 24, 2002, Mr. Laughlin forgave the $10,461 in working capital advances to the Company and these amounts were reclassified to additional paid-in capital on that date.

Subsequent to July 16, 2002, the Company's working capital needs have been provided by Don Saunders, the current controlling shareholder.

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

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1 Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2002	Shallbetter Industries, Inc. /s/ Thomas K. Russell Thomas K. Russell President, Chief Executive Officer, Chief Financial Officer and Director

Exhibit 99.1

Certification Pursuant to 18 USC, Section 1350,

as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Shallbetter Industries, Inc. (Shallbetter or Company) on Form 10-QSB for the quarter ended September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, I, Thomas K. Russell, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Section302 and promulgated as 18 USC 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report referenced above has been read and reviewed by the undersigned.

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

  The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of Shallbetter Industries, Inc. as of and for the period ended September 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

  I acknowledge that the Company's Board of Directors and Management are responsible for establishing and maintaining disclosure controls and procedures for Shallbetter Industries, Inc. These controls and systems are designed to ensure that material information is made known to the Board of Directors and Management of the Company, particularly during the period in which this periodic report is being prepared. The Company's Board of Directors and Management have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this periodic filing.

  I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Exhibit 99.1

Certification Pursuant to 18 USC, Section 1350,

as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

- Page 2 -

All significant weaknesses in the design or operation of internal accounting controls which could adversely affect Shallbetter's ability to record, process, summarize and report financial data have been identified by the Company's Board of Directors and/or Management have been reported to the Company's independent auditors. Additionally, any fraud, whether material or not to the financial statements of Shallbetter Industries, Inc. that involves management or other employees who have a significant role in the issuer's internal accounting controls have also been reported to the Company's Board of Directors and/or Management and to the Company's independent auditors.

  I have made the appropriate disclosures related to any significant changes to the Company's system of internal accounting controls or in other factors that could significantly affect our internal accounting control system or the financial reporting derived therefrom.

/s/ Thomas K. Russell Thomas K. Russell Chief Executive Officer and Chief Financial Officer	Dated: November 6, 2002