Form 10QSB/A
period 2002-09-30
SHALLBETTER INDUSTRIES INC
filed 2002-11-13
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB/A

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

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

Dated: November 13, 2002	Shallbetter Industries, Inc. /s/ Thomas K. Russell Thomas K. Russell President, Chief Executive Officer, Chief Financial Officer and Director

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