Form 10KSB
period 2002-12-31
SHALLBETTER INDUSTRIES INC
filed 2003-03-28
CIK 1121260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2002

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

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock - $0.01 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2002 was approximately $-0-.

As of March 25, 2003, there were 3,623,655 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                          SHALLBETTER INDUSTRIES, INC.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1     Description of Business                                           3
Item 2     Description of Property                                          13
Item 3     Legal Proceedings                                                13
Item 4     Submission of Matters to a Vote of Security Holders              13

PART II

Item 5     Market for Company's Common Stock and Related Stockholders
           Matters                                                          13
Item 6     Management's Discussion and Analysis or Plan of Operation        14
Item 7     Financial Statements                                             F-1
Item 8     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                          15

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                16
Item 10    Executive Compensation                                           17
Item 11    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  17
Item 12    Certain Relationships and Related Transactions                   18
Item 13    Exhibits and Reports on 8-K                                      18
Item 14    Controls and Procedures                                          18

SIGNATURES                                                                  19

CERTIFICATION PURSUANT TO SARBANES-OXLEY ACT OF 2002                        20

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

Shallbetter Industries, Inc. (Company) was formed as a Minnesota corporation on September 18, 1968, for the purpose of designing, manufacturing, and marketing low and medium voltage electrical power distribution equipment. In February of 1969, the Company completed an Intrastate Minnesota public offering and sold 100,000 shares of its common stock to the public at $2.50 per share.

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

On December 9, 1999, the sole remaining officer and director of the Company resigned his positions following the appointment of Craig Laughlin to the Board of Directors. Mr. Laughlin was responsible for restructuring the Company, updating the Company's financial statements, procuring a new independent auditor for the Company and filing and having approved a Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934. The Company undertook steps to actively seek a new business venture in which to participate.

On July 19, 2002, there was a change of control of the Company. The change of control occurred as a result of closing under a Stock Purchase Agreement (the "Agreement"), dated June 21, 2002, between the Company, the Don and Bonnie Saunders Family Trust, (Saunders) and Mr. Laughlin.

Under the terms of the Agreement, as modified by two separate Addendums, Saunders, on its own behalf and as Agent for certain nominees, acquired 912,500 shares of the issued and outstanding common stock of the Company from Mr. Laughlin for a purchase price of $225,000, of which $175,000 was payable in cash and $50,000 was payable through execution of a promissory note in favor of Mr. Laughlin. The note was due and payable in full on or before August 9, 2002, and if it was paid in a timely manner, did not bear interest. The cash portion of the purchase price was payable in two installments. The first installment of $125,000 was paid by Saunders at or before Closing out of available funds. The second cash installment of $50,000 was paid on or before September 17, 2002, also out of its available funds.

At the time of closing under the Agreement, the Company had a total of 1,207,885 shares of common stock issued and outstanding. Thus, the Shares purchased by the Buyer on its own behalf and as Agent for certain nominees, constituted approximately 75.55% of the Company's issued and outstanding common stock.

In conjunction with closing under the Agreement, Mr. Laughlin resigned as an officer and director of the Company and the Company appointed Mr. Thomas K. Russell as the Company's President and Sole Director.

On August 6, 2002, the Company's Board of Directors authorized a 3 for 1 forward stock split to shareholders of record as of the close of business on August 19, 2002. The result of this action, including fractional share rounding, was to increase the issued and outstanding shares from 1,207,885 to 3,623,665. The effects of these actions are cumulatively reflected in the this filing and our financial statements as of the first day of the first period presented.

SELECTION OF A BUSINESS

The Company may be referred to as a shell corporation and once trading on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition which does occur will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under- capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the fact that the Company's shares are currently traded on the OTC Bulletin Board, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Minnesota law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

* Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
* The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
* Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 1 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
* Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
*    The extent to which the business opportunity can be advanced;
* Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
* Strength and diversity of existing management or management prospects that are scheduled for recruitment; o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
* The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate i specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

As of December 31, 2002, and subsequent thereto, the Company has no paid employees, including it's sole officer and director. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with employees to be satisfactory. Due to the lack of ongoing business operations, the Company's officer spends approximately 4 hours each per month managing the Company's affairs.

The Company expects to use consultants, attorneys and accountants, as necessary, and does not anticipate a need to engage any other full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to participate in specific business opportunities.

RISK FACTORS

CONFLICTS OF INTEREST. Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

REGULATION OF PENNY STOCKS. The Company's securities are currently subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purpose of the rule, the phrase accredited investor means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's securities to sell such securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and
15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company currently constitute penny stocks within the meaning of the rules, the rules currently apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include ( control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling b dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

NO OPERATING HISTORY. The Company has no operating history, revenues from operations or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

POSSIBLE BUSINESS NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. The Company's limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

NEED FOR AUDITED FINANCIAL STATEMENTS. The Company will require audited financial statements from any business that it proposes to acquire. Since the Company is subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), it will be required to include audited financial statements in its periodical reports for any existing business it may acquire. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Finally, without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition.

OTHER REGULATION. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT. The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Furthermore, the Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

LACK OF CONTINUITY IN MANAGEMENT. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

INDEMNIFICATION OF OFFICERS AND DIRECTORS. The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are at provide the required services.

LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e. the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

NO FORESEEABLE DIVIDENDS. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued Common Stock that represents a majority of the voting power and equity of the Company. In conjunction with such a transaction, the Company's current Officers, Directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired Company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership of the Company by its current shareholders. As a result, the acquired Company's stockholders would control the Company, and it is likely that they would replace the Company's management with persons who are unknown at this time.

NO PUBLIC MARKET EXISTS. There is currently a limited public market for the Company's common stock, and no assurance can be given that a more active market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES. Of the 3,623,655 presently outstanding shares of the Company's stock, 3,000,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may generally be resold only pursuant to an effective registration statement or under an available exemption from registration such as that provided by Rule 144. In circumstances in which Rule 144 is available, it provides in essence that a person who has held restricted securities for a prescribed period may resell limited quantities of those securities. A resale under Rule 144, or under another exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in the public market.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 30 Sembrado, Rancho Santa Margarita, CA 92688, which is the address of its sole officer and director. The Company's telephone number there is (949) 459-1220. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote for the fourth the quarter of the 2002 fiscal year.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Calendar Quarter Ended                          High Bid ($)         Low Bid ($)
----------------------                          ------------         -----------

September 30, 2001                                  $0.06               $0.08
December 31, 2001                                   $0.06               $0.11

March 31, 2002                                      $0.06               $0.06
June 30, 2002                                       $0.03               $0.07
September 30, 2002                                  $0.03               $4.00
December 31, 2002                                   $0.05               $0.75

March 31, 2003                                      $0.10               $0.11

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2002, there were approximately 291 holders of record of the Company's common stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) GENERAL

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

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

The Company had no revenue for the years ended December 31, 2002 and 2001, respectively.

General and administrative expenses for the years ended December 31, 2002 and 2001 were approximately $21,000 and $7,400, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

The Company realized a net loss of approximately $(21,000) and $(7,400) for the years of 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At December  31, 2002,  the Company had no available  cash, a deficit in working
capital  of  approximately   $(17,000)  and  negative  shareholders'  equity  of
approximately $(17,000).

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

ITEM 7 - FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934.

DIRECTORS AND OFFICERS

The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

     Name                       Age                     Position Held and Tenure
     ----                       ---                     ------------------------
Thomas K. Russell               49                       President and Director

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Mr. Thomas K. Russell was appointed as the Company's President and Sole Director on July Since February, 1998, Mr. Russell has served as Director and President of PCMA, Inc., a consulting firm specializing in mergers, acquisitions and financings for companies desiring to trade and access capital in the public markets. From December 1989 through February 1998, Mr. Russell served as founder, director, general counsel and chief financial officer of MTR Gaming Group, Inc., a successful operator of gaming facilities (Nasdaq: MNTG). From
1979 through 1989, Mr. Russell practiced law in Southern California, specializing in general business and corporate law, and the representation of alternative health care providers. During this period, Mr. Russell also represented American Indian tribes, for which he also served as a legislative lobbyist in Washington, D.C. From 1971 through 1989, Mr. Russell served as an officer, director or general counsel for several public and private companies doing business in the hospitality, petroleum, mining, motion picture, television broadcasting and wholesale travel industries.

Mr. Russell received a Bachelor of Arts from California State University at Fullerton in Business Administration in 1975, and received his Juris Doctor from Pepperdine University School of Law in 1978. He is licensed by the California State Bar.

OTHER SHELL COMPANY ACTIVITIES

The possibility exists that either Mr. Russell or persons affiliated with Donald
G. Saunders, who controls a majority ownership position in the Company, could become an officer and/or director of other shell companies in the future. Certain conflicts of interest are inherent in the participation of the Company's sole officer and director as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the stockholders.

ITEM 10 - EXECUTIVE COMPENSATION

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                 % of Class
   Name and address                      Number of Shares     Beneficially Owned
   ----------------                      ----------------     ------------------
Thomas K. Russell (1)                        150,000                4.14%
   30 Sembrado
   Rancho Santa Margarita, CA 92688
Donald G. Saunders (2)                     2,227,499               61.47%
   2877 Paradise Road, Suite 3603
   Las Vegas, NV 89109
Bonnie Saunders (2)                        2,227,499               61.47%
   2877 Paradise Road, Suite 3603
   Las Vegas, NV 89109
Scott Saunders (3)                           290,001                8.00%
   3370 NE 190th Street, #2612
   Aventura, FL 33180
Craig Laughlin (4)                           262,500                7.24%
   11900 Wayzata Blvd., Suite 100
   Hopkins, MN 55305
All Officers and Directors
   as a Group (1 in Number)                  150,000                4.14%
----------
(1)  Mr. Russell is the current Officer and Sole Director of the Company
(2) Donald G. and Bonnie Saunders are the trustees of the Don and Bonnie Saunders Family Trust and of the Saunders Childrens' Trust, which are the record owners of the shares. As trustees, they are the beneficial owners of the shares which are held of record by the respective trusts. A total of 1,227,500 shares are owned by Don and Bonnie Saunders Family Trust and a total of 999,999 shares are held by the Saunders Childrens' Trust.
(3) Includes 225,000 shares owned by Scott Saunders, son of Donald G. Saunders, and 65,001 shares owned by Hannah Saunders, the minor child of Scott Saunders.
(4)  Mr. Laughlin is the immediate former Officer and Director of the Company

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Thomas K. Russell, the Company's President and Sole Director currently provides the Company with a mailing address at 30 Sembrado, Rancho Santa Margarita, CA 92688. The Company's telephone number there is (949) 459-1220. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.

2.1(++) Stock Purchase Agreement, dated as of June 21, 2002, among the Don and Bonnie Saunders Family Trust, Craig Laughlin and Shallbetter Industries, Inc. (a Minnesota corporation)
2.2(++) Addendum to Stock Purchase Agreement, dated June 21, 2002, among the Don and Bonnie Saunders Family Trust, Craig Laughlin and Shallbetter Industries, Inc. (a Minnesota corporation)
2.3(++) Second Addendum to Stock Purchase Agreement, dated June 21, 2002, among the Don and Bonnie Saunders Family Trust, Craig Laughlin and Shallbetter Industries, Inc. (a Minnesota corporation)
3.1(+)    Restated Articles of Incorporation
3.2(+)    By-Laws
----------
(+) These exhibits are incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 9, 2000.
(++) These  exhibits  are  incorporated  herein by  reference  to the  Company's
     Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on July 19, 2002.

FORM 8-K FILINGS

No reports on Form 8-K were filed during the fourth quarter ended December 31, 2002.

ITEM 14 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHALLBETTER INDUSTRIES, INC.


Date: March 26, 2003                  By: /s/ Thomas K. Russell
      --------------                     ---------------------------------------
                                                               Thomas K. Russell
                                             President, Chief Executive Officer,
                                         Chief Financial Officer & Sole Director

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 26, 2003                By: /s/ Thomas K. Russell
      --------------                   -----------------------------------------
                                                               Thomas K. Russell
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director

                    CERTIFICATION PURSUANT TO 18 USC, SECTION
            1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shallbetter Industries, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Thomas K. Russell, Chief Executive and Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I  have  reviewed  this  Annual  Report  on  Form  10-KSB  of   Shallbetter
     Industries, Inc. for the year ended December 31, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The Registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
     (a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   /s/ Thomas K. Russell                                  Dated: March 26, 2003
---------------------------                                      --------------
Thomas K. Russell
Chief Executive Officer and
Chief Financial Officer

                          SHALLBETTER INDUSTRIES, INC.

                                    CONTENTS

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of December 31, 2002 and 2001                                    F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2002 and 2001                      F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2002 and 2001                      F-5

   Statements of Cash Flows
     for the years ended December 31, 2002 and 2001                      F-6

   Notes to Financial Statements                                         F-7

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Shallbetter Industries, Inc.

We have audited the accompanying balance sheets of Shallbetter Industries, Inc. (a Minnesota corporation) as of December 31, 2002 and 2001 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shallbetter Industries, Inc. as of December 31, 2002 and 2001, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                        /s/ S. W. HATFIELD, CPA
Dallas, Texas
March 19, 2003


                      Use our past to assist your future(sm)

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          SHALLBETTER INDUSTRIES, INC.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                 December 31,     December 31,
                                                                    2002             2001
                                                                  --------         --------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                    $     --         $     80
                                                                  --------         --------

TOTAL ASSETS                                                      $     --         $     80
                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Advances from Officer                                           $ 17,326         $  6,600
                                                                  --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - $0.01 par value
   5,000,000 shares authorized;
   none issued and outstanding                                          --               --
  Common stock - $0.01 par value
   45,000,000 shares authorized
   3,623,655 shares issued and outstanding                          36,237           36,237
  Additional paid-in capital                                         3,953           (6,508)
  Accumulated deficit                                              (57,516)         (36,249)
                                                                  --------         --------

       TOTAL SHAREHOLDERS' EQUITY                                  (17,326)          (6,520)
                                                                  --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     80         $     80
                                                                  ========         ========

The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 2002 and 2001


                                              Year ended             Year ended
                                             December 31,           December 31,
                                                 2002                  2001
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------

EXPENSES
  General and administrative                       21,267                 7,376
                                              -----------           -----------

      TOTAL EXPENSES                               21,267                 7,376
                                              -----------           -----------

LOSS FROM OPERATIONS                              (21,267)               (7,376)

OTHER INCOME
  Interest income                                      --                    --
                                              -----------           -----------

LOSS BEFORE INCOME TAXES                          (21,267)               (7,376)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (21,267)               (7,376)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE INCOME                          $   (21,267)          $    (7,376)
                                              ===========           ===========
Loss per weighted-average share of
 common stock outstanding, computed
 on Net Loss - basic and fully diluted        $     (0.01)                  nil
                                              ===========           ===========
Weighted-average number of shares
 of common stock outstanding                    3,623,655             3,623,655
                                              ===========           ===========

The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001

                                        Common Stock         Additional                     Stock
                                     -------------------      paid-in      Accumulated   subscription
                                     Shares       Amount      capital       deficit       receivable     Total
                                     ------       ------      -------       -------       ----------     -----
BALANCES AT JANUARY 1, 2001,
 AS REPORTED                       1,197,285      $11,973    $ 17,756       $(28,873)      $   --      $    856

Correction of cumulative
 clerical errors found in
 Fiscal 2001 reconciliation
 of shareholders' listing             10,600          106        (106)            --           --            --

Effect of 3 for 1 forward
 stock split on
 August 28, 2002                   2,415,770       24,158     (24,158)            --           --            --
                                   ---------      -------    --------       --------       ------      --------

BALANCES AT JANUARY 1, 2001,
 AS RESTATED                       3,623,655       36,237      (6,508)       (28,873)          --           856

Net loss for the year                     --           --          --         (7,376)          --        (7,376)
                                   ---------      -------    --------       --------       ------      --------

BALANCES AT DECEMBER 31, 2001      3,623,655       36,237      (6,508)       (36,249)          --        (6,520)

Advances payable to former
 shareholder converted to
 additional paid-in capital
 on July 16, 2002                         --           --      10,461             --           --        10,461

Net loss for the year                     --           --          --        (21,267)          --       (21,267)
                                   ---------      -------    --------       --------       ------      --------

BALANCES AT DECEMBER 31, 2002      3,623,655      $36,237    $  3,953       $(57,516)      $   --      $(17,326)
                                   =========      =======    ========       ========       ======      ========

The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001

                                                                Year ended        Year ended
                                                                December 31,      December 31,
                                                                    2002             2001
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $(21,267)        $ (7,376)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                        --               --
                                                                  --------         --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (21,267)          (7,376)
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from shareholder                                         21,187            6,600
                                                                  --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           21,187            6,600
                                                                  --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (80)            (776)

Cash and cash equivalents at beginning of period                        80              856
                                                                  --------         --------

Cash and cash equivalents at end of period                        $     --         $     80
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                 $     --         $     --
                                                                  ========         ========
  Income taxes paid (refunded)                                    $     --         $     --
                                                                  ========         ========

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

                          SHALLBETTER INDUSTRIES, INC.

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   CASH AND CASH EQUIVALENTS

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved due to the unpredictability of ultimate realization.

                          SHALLBETTER INDUSTRIES, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, the Company has no warrants and/or options issued and outstanding.

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

                          SHALLBETTER INDUSTRIES, INC.

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

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                             December 31,         December 31,
                                                 2002                 2001
                                               -------              -------

     Federal:
       Current                                 $    --              $    --
       Deferred                                     --                   --
                                               -------              -------
                                                    --                   --
                                               -------              -------
     State:
       Current                                      --                   --
       Deferred                                     --                   --
                                               -------              -------
                                                    --                   --
                                               -------              -------

     Total                                     $    --              $    --
                                               =======              =======

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $38,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                          SHALLBETTER INDUSTRIES, INC.

NOTE I - INCOME TAXES - CONTINUED

The Company's income tax expense for the year ended December 31,2002 and 2001, respectively, are as follows:

                                                      Year ended    Year ended
                                                      December 31,  December 31,
                                                          2002         2001
                                                        -------      -------
Statutory rate applied to income before income taxes    $(7,231)     $(2,508)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --           --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward     7,231        2,508
                                                        -------      -------

  Income tax expense                                    $    --      $    --
                                                        =======      =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                  December 31,      December 31,
                                                      2002             2001
                                                    -------          -------
Deferred tax assets
  Net operating loss carryforwards                 $ 12,850         $  5,620
  Less valuation allowance                          (12,850)          (5,620)
                                                   --------         --------

Net Deferred Tax Asset                             $     --         $     --
                                                   ========         ========

During the years ended December 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $7,230 and $2,510, respectively.

NOTE J - COMMON STOCK TRANSACTIONS

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

                          SHALLBETTER INDUSTRIES, INC.

NOTE K - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively.

                                 Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                    March 31         June 30       September 30      December 31      December 31
                                    --------         -------       ------------      -----------      -----------
YEAR ENDED DECEMBER 31, 2002

Net revenues                      $       --       $       --       $       --       $       --       $       --
Gross profit                              --               --               --               --               --
Net loss from operations              (2,364)          (1,577)         (14,906)          (2,420)         (21,267)
Basic and fully diluted
 earnings per share                      nil              nil              nil              nil            (0.01)
Weighted-average number
 of shares outstanding             3,623,655        3,623,655        3,623,655        3,623,655        3,623,655

YEAR ENDED DECEMBER 31, 2001

Net revenues                      $       --       $       --       $       --       $       --       $       --
Gross profit                              --               --               --               --               --
Net loss from operations              (1,521)            (920)          (4,004)            (931)          (7,376)
Basic and fully diluted
 earnings per share                      nil              nil              nil              nil            (0.01)
Weighted-average number
 of shares outstanding             3,623,655        3,623,655        3,623,655        3,623,655        3,623,655

The  Company   experiences   fluctuations  in  quarterly   operating   expenses,
principally professional services, which are charged to expense as the services are incurred.