Form 10QSB
period 2003-03-31
SHALLBETTER INDUSTRIES INC
filed 2003-05-15
CIK 1121260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 14, 2003: 3,623,655

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                          SHALLBETTER INDUSTRIES, INC.

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1  Financial Statements                                             3

  Item 2  Management's Discussion and Analysis or Plan of Operation       12

  Item 3  Controls and Procedures                                         13

PART II - OTHER INFORMATION

  Item 1  Legal Proceedings                                               13

  Item 2  Changes in Securities                                           13

  Item 3  Defaults Upon Senior Securities                                 14

  Item 4  Submission of Matters to a Vote of Security Holders             14

  Item 5  Other Information                                               14

  Item 6  Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                14

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002      15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          SHALLBETTER INDUSTRIES, INC.
                                 BALANCE SHEETS
                             March 31, 2003 and 2002

                                   (UNAUDITED)

                                                                   March 31,        March 31,
                                                                     2003             2002
                                                                   --------         --------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                     $     --         $     74
                                                                   --------         --------

TOTAL ASSETS                                                       $     --         $     74
                                                                   ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                         $     --         $  2,358
  Advances from controlling shareholder                              20,603            6,600
                                                                   --------         --------

      TOTAL LIABILITIES                                              20,603            8,958
                                                                   --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - $0.01 par value
   5,000,000 shares authorized; none issued and outstanding              --               --
  Common stock - $0.01 par value
   45,000,000 shares authorized. 3,623,655 shares issued
    and outstanding                                                  36,237           36,237
  Additional paid-in capital                                          3,953           (6,508)
  Accumulated deficit                                               (60,793)         (38,613)
                                                                   --------         --------

      TOTAL SHAREHOLDERS' EQUITY                                    (20,603)          (8,884)
                                                                   --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     --         $     74
                                                                   ========         ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2003 and 2002

                                   (UNAUDITED)

                                             Three months           Three months
                                                ended                  ended
                                               March 31,              March 31,
                                                 2003                   2002
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
  General and administrative                        3,277                 2,364
                                              -----------           -----------

      TOTAL EXPENSES                                3,277                 2,364
                                              -----------           -----------

LOSS FROM OPERATIONS                               (3,277)               (2,364)

OTHER INCOME
  Interest income                                      --                    --
                                              -----------           -----------

LOSS BEFORE INCOME TAXES                           (3,277)               (2,364)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                           (3,277)               (2,364)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $    (3,277)          $    (2,364)
                                              ===========           ===========
Loss per weighted-average share of
 common stock outstanding, computed on
 Net Loss - basic and fully diluted                   nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 of common stock outstanding                    3,623,655             3,623,655
                                              ===========           ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2003 and 2002

                                   (UNAUDITED)

                                                                Three months    Three months
                                                                   ended           ended
                                                                  March 31,      March 31,
                                                                    2003           2002
                                                                  -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $(3,277)        $(2,364)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                       --              --
    Increase in Accounts payable - trade                               --           2,358
                                                                  -------         -------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (3,277)             (6)
                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --              --
                                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from shareholder                                         3,277              --
                                                                  -------         -------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,277              --
                                                                  -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       --              (6)

Cash and cash equivalents at beginning of period                       --              80
                                                                  -------         -------

Cash and cash equivalents at end of period                        $    --         $    74
                                                                  =======         =======

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                 $    --         $    --
                                                                  =======         =======
  Income taxes paid (refunded)                                    $    --         $    --
                                                                  =======         =======

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

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company continues to seek an appropriate merger or acquisition candidate.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2002. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003.

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


                (Remainder of this page left blank intentionally)

                          SHALLBETTER INDUSTRIES, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   CASH AND CASH EQUIVALENTS

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved due to the unpredictability of ultimate realization.

3.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, the Company has no warrants and/or options issued and outstanding.

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

                          SHALLBETTER INDUSTRIES, INC.

NOTE G - ADVANCES FROM CONTROLLING SHAREHOLDER

To support operations, the Company's former controlling shareholder and chief executive officer made non-interest bearing working capital advances to support operations. On July 24, 2002, this former officer forgave the $10,460 in working capital advances to the Company and these amounts were reclassified to additional paid-in capital on that date.

During the period between July 2002 and March 31, 2003, the Company's current controlling shareholder has advanced the Company approximately $20,600 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

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

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the year ended March 31, 2003 and 2002, respectively, are as follows:

                                            Three months         Three months
                                               ended                ended
                                              March 31,            March 31,
                                                2003                 2002
                                               -------              -------
     Federal:
       Current                                 $    --              $    --
       Deferred                                     --                   --
                                               -------              -------
                                                    --                   --
                                               -------              -------
     State:
       Current                                      --                   --
       Deferred                                     --                   --
                                               -------              -------
                                                    --                   --
                                               -------              -------

     Total                                     $    --              $    --
                                               =======              =======

                          SHALLBETTER INDUSTRIES, INC.

NOTE I - INCOME TAXES - CONTINUED

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $41,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2003 and 2002, respectively, are as follows:

                                                     Three months   Three months
                                                        ended          ended
                                                       March 31,      March 31,
                                                         2003           2002
                                                        -------        -------


Statutory rate applied to income before income taxes     $(804)        $(805)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --            --
  Other, including reserve for deferred tax asset and
   application of net operating loss carryforward          804           805
                                                         -----         -----

       Income tax expense                                $  --         $  --
                                                         =====         =====

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002, respectively:

                                                    March 31,          March 31,
                                                      2003               2002
                                                    --------           --------
Deferred tax assets
  Net operating loss carryforwards                  $ 14,000           $  6,400
  Less valuation allowance                           (14,000)            (6,400)
                                                    --------           --------

Net Deferred Tax Asset                              $     --           $     --
                                                    ========           ========

During the three months ended March 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $1,120 and $800, respectively.

                          SHALLBETTER INDUSTRIES, INC.

NOTE J - COMMON STOCK TRANSACTIONS

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

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

The Company had no revenue for the three months ended March 31, 2003 and 2002, respectively.

General and administrative expenses for the three months ended March 31, 2003 and 2002 were approximately $3,300 and $2,400, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

The Company realized a net loss of approximately $(3,300) and $(2,400) for the three months ended March 31, 2003 and 2002, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At March 31,  2003,  the Company  had no  available  cash,  a deficit in working
capital  of  approximately   $(20,600)  and  negative  shareholders'  equity  of
approximately $(20,600).

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
  99.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SHALLBETTER INDUSTRIES, INC.


Dated: May 14, 2003                         /s/ Thomas K. Russell
       ------------                         ------------------------------------
                                                               Thomas K. Russell
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shallbetter Industries, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Thomas K. Russell, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Shallbetter Industries, Inc. for the quarter ended March 31, 2003.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented  in  this  Quarterly   Report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas K. Russell                                        Dated: May 14, 2003
---------------------                                               ------------
Thomas K. Russell
Chief Executive Officer and
Chief Financial Officer