Form 10QSB
period 2003-06-30
SHALLBETTER INDUSTRIES INC
filed 2003-08-13
CIK 1121260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicableT date: July 30, 2003: 3,623,655

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                          SHALLBETTER INDUSTRIES, INC.

                 Form 10-QSB for the Quarter ended June 30, 2003

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

PART 1
ITEM 1 - FINANCIAL STATEMENTS

                          SHALLBETTER INDUSTRIES, INC.
                                 BALANCE SHEETS
                             June 30, 2003 and 2002

                                   (UNAUDITED)

                                                               June 30, 2003     June 30, 2002
                                                               -------------     -------------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                   $     --         $     20
                                                                  --------         --------

     TOTAL ASSETS                                                 $     --         $     20
                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                       $     --         $  2,581
   Advances from Officer                                            22,978            7,900
                                                                  --------         --------

     TOTAL LIABILITIES                                              22,978           10,481
                                                                  --------         --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.01 par value
    5,000,000 shares authorized;
    none issued and outstanding                                         --               --
   Common stock - $0.01 par value
    45,000,000 shares authorized
    3,623,655 shares issued and outstanding                         36,237           36,237
   Additional paid-in capital                                        3,953           (6,508)
   Accumulated deficit                                             (63,168)         (40,190)
                                                                  --------         --------

     TOTAL SHAREHOLDERS' EQUITY                                    (22,978)         (10,461)
                                                                  --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $(22,978)        $     20
                                                                  ========         ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2003 and 2002

                                   (UNAUDITED)

                                         Six months        Six months       Three months     Three months
                                           ended             ended             ended             ended
                                       June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                       -------------     -------------     -------------     -------------
REVENUES                                $        --       $        --       $        --       $        --
                                        -----------       -----------       -----------       -----------

EXPENSES
   General and administrative                 5,652             3,941             2,374             1,577
                                        -----------       -----------       -----------       -----------

     TOTAL EXPENSES                           5,652             3,941             2,374             1,577
                                        -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                         (5,652)           (3,941)           (2,374)           (1,577)

OTHER INCOME
   Interest income                               --                --                --                --
                                        -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                     (5,652)           (3,941)           (2,374)           (1,577)

PROVISION FOR INCOME TAXES                       --                --                --                --
                                        -----------       -----------       -----------       -----------

NET LOSS                                     (5,652)           (3,941)           (2,374)           (1,577)

OTHER COMPREHENSIVE INCOME                       --                --                --                --
                                        -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                      $    (5,652)      $    (3,941)      $    (2,374)      $    (1,577)
                                        ===========       ===========       ===========       ===========
Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                              nil               nil               nil               nil
                                        ===========       ===========       ===========       ===========
Weighted-average number of shares
   of common stock outstanding            3,623,655         3,623,655         3,623,655         3,623,655
                                        ===========       ===========       ===========       ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          SHALLBETTER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2003 and 2002

                                   (UNAUDITED)

                                                                Six months       Six months
                                                                   ended           ended
                                                               June 30, 2003    June 30, 2002
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                       $(5,652)        $(3,941)
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation                                                      --              --
     Increase in Accounts payable - trade                              --           2,581
                                                                  -------         -------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (5,652)         (1,360)
                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --              --
                                                                  -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from shareholder                                        5,652           1,300
                                                                  -------         -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                    5,652           1,300
                                                                  -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       --             (60)

Cash and cash equivalents at beginning of period                       --              80
                                                                  -------         -------

Cash and cash equivalents at end of period                        $    --         $    20
                                                                  =======         =======
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                $    --         $    --
                                                                  =======         =======
   Income taxes paid (refunded)                                   $    --         $    --
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

2. Income taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss cwas fully reserved due to the unpredictability of ultimate realization.

3. Earnings (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, the Company has no warrants and/or options issued and outstanding.

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

                          SHALLBETTER INDUSTRIES, INC.

NOTE G - ADVANCES FROM CONTROLLING SHAREHOLDER

To support operations, the Company's former controlling shareholder and chief executive officer made non-inte bearing working capital advances to support operations. On July 24, 2002, this former officer forgave the $10,460 in working capital advances to the Company and these amounts were reclassified to additional paid-in capital on that date.

During the period between July 2002 and March 31, 2003, the Company's current controlling shareholder has advanced the Company approximately $23,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

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

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2003 and 2002, respectively, are as follows:

                                               Six months           Six months
                                                  ended                ended
                                              June 30, 2003        June 30, 2002
                                              -------------        -------------
     Federal:
       Current                                   $    --              $    --
       Deferred                                       --                   --
                                                 -------              -------
                                                      --                   --
                                                 -------              -------
     State:
       Current                                        --                   --
       Deferred                                       --                   --
                                                 -------              -------
                                                      --                   --
                                                 -------              -------

     Total                                       $    --              $    --
                                                 =======              =======

                (Remainder of this page left blank intentionally)

                          SHALLBETTER INDUSTRIES, INC.

NOTE I - INCOME TAXES - CONTINUED

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $43,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2003 and 2002, respectively, are as follows:

                                               Six months           Six months
                                                  ended                ended
                                              June 30, 2003        June 30, 2002
                                              -------------        -------------
     Statutory rate applied to
      income before income taxes                $(1,920)              $(1,340)
     Increase (decrease) in income
      taxes resulting from:
        State income taxes                           --                    --
        Other, including reserve for
         deferred tax asset and application
         of net operating loss carryforward       1,920                 1,340
                                                -------               -------

            Income tax expense                  $    --               $    --
                                                =======               =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                              June 30, 2003        June 30, 2002
                                              -------------        -------------
     Deferred tax assets
       Net operating loss carryforwards          $ 14,770            $  6,960
       Less valuation allowance                   (14,770)             (6,960)
                                                 --------            --------

     Net Deferred Tax Asset                      $     --            $     --
                                                 ========            ========

During the six months ended June 30, 2003, respectively, the reserve for the deferred current tax asset increased by approximately $1,920 and $4,450, respectively.

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

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

The Company had no revenue for the six month periods ended June 30, 2003 and 2002, respectively.

General and administrative expenses for the six months ended June 30, 2003 and 2002 were approximately $5,650 and $3,940, respectively. These expenses consisted primarily of legal and accounting expenses associated with maintaining the corporate status of the Company and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

The Company realized a net loss of $5,650 and $3,940 for the first six months of 2003 and 2002, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

At June 30, 2003,  the Company had available  cash of $-0-, a deficit in working
capital  of  approximately   $(23,000)  and  negative  shareholders'  equity  of
$(23,000).

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent tthe date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
  31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                    SHALLBETTER INDUSTRIES, INC.


Dated: August 1, 2003                       /s/ Thomas K. Russell
       --------------                       ------------------------------------
                                                               Thomas K. Russell
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director