Form 10KSB
period 2003-09-30
SHALLBETTER INDUSTRIES INC
filed 2004-01-13
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

SHALLBETTER INDUSTRIES, INC.
(Name of small business in its charter)
Minnesota	0-31297	41-1961936
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1090 West Georgia Street, #1305 Vancouver, British Columbia, Canada	V6E 3V7
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number, including area code: (604) 685-9316

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .01 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of September 30, 2003 was approximately $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 8, 2004, the Company had 20,004,600 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General

Shallbetter Industries, Inc. (the "Company") was formed as a Minnesota corporation on September 18, 1968, for the purpose of designing, manufacturing, and marketing low and medium voltage electrical power distribution equipment. In February of 1969, the Company completed an intrastate Minnesota public offering and sold 100,000 shares of its common stock to the public at $2.50 per share.

Through the 1970's, the Company expanded its operations, so that it was offering nationally pre-engineered electrical products through catalogs to wholesale electrical supply houses. Annual sales for the company were historically in the $1.0 to $2.0 million range. In early 1982, due to recession and financial losses at the Company, the Company's bank withdrew the Company's line of credit. Consequently, the Company filed for chapter 11 protection from its creditors in April 1982. The bankruptcy action converted to Chapter 7 and the Company's assets were liquidated in June of 1982. The Company then ceased operations and has not conducted any business operations or maintained any assets since 1982.

On December 9, 1999, the sole remaining officer and director of the Company resigned his positions after appointing Craig Laughlin as President and sole director. Under Mr. Laughlin's guidance, the Company was restructured, its financial statements were updated and the Company obtained a new independent auditor. In 2000, the Securities and Exchange Commission accepted for Company's Form 10-SB, General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of the Securities Exchange Act of 1934. The Company undertook steps to actively seek a new business venture in which to participate.

On July 19, 2002, there was a change of control of the Company. The change of control occurred as a result of closing under a Stock Purchase Agreement (the "Agreement"), dated June 21, 2002, between the Company, the Don and Bonnie Saunders Family Trust ("Saunders") and Mr. Laughlin.
Under the terms of the Agreement, as modified by two separate Addendums, Saunders, on its own behalf and as agent for certain nominees, acquired 912,500 shares of the issued and outstanding common stock of the Company from Mr. Laughlin for a purchase price of $223,000.

At the time of closing under the Agreement, the Company had a total of 1,207,885 shares of common stock issued and outstanding. Thus, the shares purchased by Saunders on its own behalf and as agent for certain nominees, constituted approximately 75.55% of the Company's issued and outstanding common stock. In conjunction with closing under the Agreement, Mr. Laughlin resigned as an officer and director of the Company and the Company appointed Mr. Thomas K. Russell as the Company's President and Sole Director.

On September 24, 2003, the Company consummated a share exchange with the former stockholders of Logistics Resources Limited, a British Virgin Islands corporation ("Logistics"), and the share exchange resulted in a change of control of the Company. Prior to the share exchange, Donald G. Saunders and Bonnie Saunders controlled the Company and beneficially owned approximately 61.47% of the outstanding voting shares. Pursuant to the share exchange, the former stockholders of Logistics were issued a total of 16,376,345 shares of the Company's authorized but unissued common stock, representing approximately 82% of the post-closing common shares of the Company. In addition, Mr. Russell resigned as the President and sole director, effective upon the close of business on September 24, 2003, and he was replaced by a five-member board of directors consisting of Anthony C.Y. Chow, Chow Chung Pang, Terry W. Wong, Martina Lynch and J.L. Shaw. As a result of the Exchange, the Company acquired all of the issued and outstanding stock of Logistics, and Logistics became a subsidiary of the Company.

The Company's acquisition of Logistics has steered its business towards the development of mineral resource properties and interests in Outer Mongolia. Logistics is a development stage natural resources company which owns 3 mineral exploration licenses in the Gobi Altai central Mongolian region covering an area of approximately 75,000 hectares. In addition, the Company is in the process of acquiring an additional five mineral exploration licenses which are located within the Oyu Tolgoi (turquoise Hill) South Gobi area of Mongolia. The licenses are valid for three (3) years and renewable for additional four (4) years subject to payment of annual licensing fees determined by the government of Mongolia.

The area in which the mineral licenses are located includes a large gold/copper porphyry system. The Company is currently seeking financing for the purpose of exploration and development of these properties. The Company hopes to develop into an established and profitable Asian-based resource company.

ITEM 2.         DESCRIPTION OF PROPERTY.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company maintains a mailing address at 1090 West Georgia Street, #1305, Vancouver, British Columbia, Canada V6E 3V7. The Company pays no rent for the use of this mailing address.

ITEM 3.        LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2003.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In July 2001, the Company's common stock was included in the NASD's Bulletin Board system under the symbol "SBNS." Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Since July 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

As a result of failure to comply timely with its reporting obligations, the Company has been delisted from the OTC Bulletin Board, and is currently trading on the pink sheets under the symbol "SBNSE."

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High ($)	Low ($)
March 31, 2003	0.85	0.10
June 30, 2003	0.75	0.10
September 30, 2003	2.00	0.10
December 31, 2003	1.85	0.12

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At September 30, 2003, there were approximately 290 holders of record of the Company's common stock.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2003, the Company remains in the development stage. For the fiscal year ended September 30, 2003, the Company's balance sheet reflects current asset and total assets of $55, and total current liabilities of $449,490. The Company has a commitment from J.L. Shaw, who is an officer, director and shareholder of the Company, to loan approximately $200,000 to the Company. Other than this arrangement, no specific commitments to provide additional funds have been made by management, stockholders or any third party, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. The Company is currently seeking financing and is engaged in discussions with several resource-based investment banks to obtain funding, but all of these negotiations are in the preliminary stages and there can be no assurance that the Company will be able to obtain the required funding. In addition, the Company may continue to rely in the future, as it has in the past, on loans or additional capital contributions from shareholders in order to pay expenses, at least until a more permanent source of funding can be obtained. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Notwithstanding the foregoing, to the extent that additional funds are required, the Company does not anticipate that such funds would come in the form of a public offering of its securities. Rather, it would likely be in the form of a bank loan or line of credit, loans or advancements from current shareholders without the issuance of additional shares or other securities, or a private placement of restricted securities.

Plan of Operations

For the fiscal year ending September 30, 2004, the Company intends to engage in resource exploration on the properties covered by its licenses, as discusses in Item 1 above. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with its acquisition of Logistics and expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934. In addition, the Company does not currently have sufficient assets or capital resources to pay its ongoing expenses or to begin the exploration process. As discussed in the section entitled "Liquidity and Capital Resources" above, the Company is currently seeking financing to cover its ongoing expenses and the costs of exploration, and the intent of management and significant stockholders is to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and the costs and expenses of carrying out the Company's plans to engage in the exploration of the properties covered by its licenses.

The Company is currently fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Except for the commitment from Mr. Shaw to provide up to $200,000 to the Company described in "Liquidity and Capital Resources" above, no specific commitments to provide additional funds have been made by management, stockholders or third parties, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses, or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.        FINANCIAL STATEMENTS.

See the following pages.

SHALLBETTER INDUSTRIES, INC.

SEPTEMBER 30, 2003

I N D E X

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)
Consolidated Financial Statements
(Expressed in U.S. Dollars)
September 30, 2003 and March 31, 2003

Index

Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS
1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
Website: www.ellisfoster.com

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)

We have audited the consolidated balance sheets of Shallbetter Industries, Inc. ("the Company") (a development stage enterprise) as at September 30, 2003 and March 31, 2003, the related consolidated statements of stockholders' deficiency from November 16, 2001 (inception) to September 30, 2003 and the consolidated statements of operations and cash flows for the six-month period ended September 30, 2003, for the period from April 1, 2002 (commencement) to March 31, 2003 and for the cumulative period from April 1, 2002 (commencement) to September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at September 30, 2003 and March 31, 2003 and the results of its operations and cash flows for the six-month period ended September 30, 2003, for the period from April 1, 2002 (commencement) to September 30, 2003 and for the cumulative period from April 1, 2002 (commencement) to September 30, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada December 22, 2003	"MOORE STEPHENS ELLIS FOSTER LTD." Chartered Accountants

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	September 30	March 31
	2003	2003

ASSETS

Current assets
Cash and cash equivalents	$55	$52

Mineral exploration licenses	-	-

Total assets	$55	$52

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$12,409	$-
Due to related parties	437,081	175,385

Total current liabilities	449,490	175,385

Commitments (Note 3)

STOCKHOLDERS' (DEFICIENCY)

Share capital
Preferred stock, $0.01 par value, authorized 5,000,000 shares	-	-
issued and outstanding: Nil

Common stock, $0.01 par value, authorized 45,000,000 shares	200,000	163,763
issued and outstanding: 20,000,000 shares
(March 31, 2003 - 16,376,345)

Additional paid in capital	(140,575)	(110,687)

Deficit accumulated during the development stage	(508,860)	(228,409)
		.
Total stockholders' (deficiency)	(449,435)	(175,333)

Total liabilities and stockholders' (deficiency)	$55	$52
The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)
Consolidated Statements of Stockholders' (Deficiency)
For the period from November 16, 2001 (inception) to September 30, 2003
(Expressed in US Dollars)
				Deficit
				accumulated	Total
			Additional	during	Stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	(deficiency)

Initial capitalization as a result of reverse
acquisition (Note 1)	16,376,345	$163,763	$(113,763)	$-	$50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Comprehensive income (loss)
Net (loss) for the period	-	-	-	(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	163,763	(110,687)	(228,409)	(175,333)

Recapitalization to effect the acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Comprehensive income (loss)
Net (loss) for the period	-	-	-	(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	$200,000	$(140,575)	$(508,860)	$(449,435)

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
			April 1, 2002
	Cumulative from	Six-month	(commencement)
	April 1, 2002 to	Ended	to
	September 30	September 30	March 31
	2003	2003	2003

General and administrative expenses
Accounting and legal	$23,114	$22,409	$705
Office and miscellaneous	3,223	3,159	65
Consulting fee	30,000	30,000	-
Foreign exchange loss (gain)	1,159	1,231	(72)
Interest (imputed - related parties)	9,425	6,349	3,076
Management fees	237,974	100,000	137,974
Mineral claims licenses fee	25,610	25,610	-
Geological report	18,000	18,000	-
Rent	63,661	25,000	38,661
Salaries and benefit	72,000	24,000	48,000
Travel	24,693	24,693	-

Operating (loss)	(508,860)	(280,451)	(228,409)

Net (loss) for the period	$(508,860)	$(280,451)	$(228,409)

(Loss) per share,
- basic and diluted		$(0.02)	$(0.01)

Weighted average number of
common shares outstanding
- basic and diluted		16,455,986	16,376,345

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
			April 1, 2002
	Cumulative from	Six-month	(commencement)
	April 1, 2002 to	Ended	to
	September 30	September 30	March 31
	2003	2003	2003

Cash flows from (used in)
operating activities
Net (loss) for the period	$(508,860)	$(280,451)	$(228,409)
Adjustment to reconcile net loss to
net cash used in operating activities:
- interest (imputed - related parties)	9,425	6,349	3,076
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	12,409	12,409	-

	(487,026)	(261,693)	(225,333)

Cash flows provided by financing activities
Proceeds from issuance of common stock	50,000	-	50,000
Advances from related parties	437,081	261,696	175,385

	487,081	261,696	225,385

Increase in cash and cash equivalents	55	3	52

Cash and cash equivalents,
beginning of period	-	52	-

Cash and cash equivalents,
end of period	$55	$55	$52

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2003 and March 31, 2003
(Expressed in U.S. Dollars)

1.        Incorporation and Continuance of Operations

These consolidated financial statements presented are those of Shallbetter Industries, Inc. ("Shallbetter") and its wholly-owned subsidiary Logistics Resources Limited ("Logistics"). Collectively, they are referred to herein as "the Company".

Logistics was incorporated on November 16, 2001 under the laws of the British Virgin Islands. Logistics, a development stage enterprise, commenced operations on April 1, 2002 in the business of acquiring, exploring and developing natural resources.

Shallbetter was incorporated on September 18, 1968 under the laws of the State of Minnesota, U.S.A. Shallbetter has not conducted any business operations since 1982.

On August 14, 2003, Shallbetter entered into a Share Exchange Agreement ("Agreement") with Logistics, whereby Shallbetter issued 16,376,345 shares of its common stock in exchange for all of the outstanding common stock of Logistics. As part of the agreement, Shallbetter transferred its net liabilities to its former president for nil consideration and became a non-operating shell company without any assets or liabilities. Immediately prior to the Agreement, Shallbetter had 3,623,655 shares of common stock issued and outstanding. The acquisition was completed on September 24, 2003 and accounted for as recapitalization of Logistics because the shareholders of Logistics controlled Shallbetter after the acquisition with the shareholders of Shallbetter continuing only as passive investors. Logistics was treated as the acquiring entity for accounting purposes and Shallbetter was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Logistics. The issued and outstanding common stock of Logistics prior to the completion of acquisition was restated to reflect the 16,376,345 common stock issued by Shallbetter. The Company has an office in Vancouver, Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any operating revenues to date.

2.        Significant Accounting Policies

        (a)        Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Logistics. All significant inter-company balances and transactions are eliminated.

         (b)        Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

         (c)         Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2003 and March 31, 2003, cash and cash equivalents consist of cash only.

        (d)         Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven or probable reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at September 30, 2003, the Company did not have proven or probable reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs related to site restoration programs are accrued using the unit-of-production method and charged to operation expenses. Costs associated with environmental remediation obligations are accrued at the most likely estimate when it is probable that such costs will be incurred and they can be reasonably estimated.

Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

         (e)         Long-lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

        (f)         Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the six-month period ended September 30, 2003 and the period from April 1, 2002 (commencement) to March 31, 2003.

        (g)         Loss Per Share

Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the six-month period ended September 30, 2003 and for the period from April 1, 2002 (commencement) to March 31, 2003 because there is no potential dilutive securities.

        (h)         Foreign Currency Transactions

The Company and its subsidiary maintains its accounting records in U.S. Dollars, the functional currency, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

         (i)         Financial Instruments

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company is operating outside of the United States of America, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rate between U.S. dollars and the currencies of the countries in which it operates in. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

         (j)         Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

        (k)         Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the six-month period ended September 30, 2003 and for the period from April 1, 2002 (commencement) to March 31, 2003.

        (l)         Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

The Company does not have a stock option plan nor granted any stock options since inception.

         (m)         Accounting for Derivative Instruments and Hedging Activities

The Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

        (n)         Intangible Assets

The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

The Company does not have any goodwill, nor intangible assets with indefinite or definite life since inception.

        (o)         New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No.146 does not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 does not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's consolidated financial statements.

3.        Mineral Exploration Licenses

The Company was granted three (3) mineral exploration licences by the government of Mongolia. The licenses which cover an area of approximately 75,000 hectares are located within the Gobi Altai central Mongolian region. These mineral exploration licenses are valid for three (3) years and renewable for additional four (4) years. The Company is required to pay annual licensing fees at the rate of $0.05 per hectare for the first year, $0.10 per hectare for each of the second and third year, $1.00 per hectare for each of the fourth and fifth year and $1.50 per hectare for each of the sixth and seventh year. A royalty equal to 2.5% of the sales value of minerals produced and 7.5% for placer gold mining is levied by the government of Mongolia.

4.        Income Taxes

Logistics is not subject to income taxes, however, mining operations conducted in Mongolia is subject to income taxes on its taxable income reported at a tax rate in accordance with the relevant Mongolia income tax laws. As at September 30, 2003, the Company has estimated tax loss carryforward for tax purposes of $179,000. This amount may be carried forward for three (3) years to be applied against future Mongolia federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	Six-month	April 1, 2002
	ended	(commencement)
	September 30	to March 31
	2003	2003
Loss carry forwards	$ 27,000	$ 13,000
Valuation allowance	(27,000)	(13,000)
	$ -	$ -

5.        Related Party Transactions

         (a)        The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $6,394 and $3,076 at an interest rate of 5.5% per annum on the amounts due to related parties for the six-month period ended September 30, 2003 and period from April 1, 2002 (commencement) to March 31, 2003 respectively.

         (b)         The Company incurred the following expenses to its directors and principal shareholders:

	Six-month	April 1, 2002
	ended	(commencement)
	September 30	to March 31
	2003	2003
Management fees	$ 100,000	$ 137,940
Consulting fees	30,000	-
	$ 130,000	$ 137,940

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES

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

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Anthony C. Y. Chow	37	Director, Chairman and CEO since September 2003
Chow Chung Pang	41	Director since September 2003
Terry W. Wong	42	Director and President since September 2003
Martina Lynch	44	Director and Secretary since September 2003
J. L. Shaw	51	Director since September 2003

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Anthony C. Y. Chow. Mr. Chow is Chairman of the Board and CEO of the Company. He is currently the President of Waistech International, Inc., and has been a Director of that company since March, 2001. He is also Chairman of Jadepear Investment, Ltd., and in that capacity has spent the last several years conducting businesses in North America and China in the areas of trade, technology transfer and natural resource businesses. Mr. Chow has held several senior management positions with both investment and manufacturing firms, the most recent being Vice President of Waistech Electronics (HK), President of Polymer Plastic Manufacturing (China) and President of Logistics Resources, Ltd (BVI). Mr. Chow holds dual degrees in engineering and commerce.

Chow Chung Pang. Mr. Chow is a Director of the Company. He has been Vice President of Waistech International, Inc., since March, 2001, where his responsibility is mainly focused on sales and marketing of the company's services in China. Mr. Chow has developed extensive business contacts and relationships all over Asia during the past ten years in the areas of trade, electronics and information technologies as President of Waistech Electronics (HK) and Vice President of Polymer Plastic Manufacturing (China). Mr. Chow has a degree in computer engineering and has developed systems integration for various financial institutions in Asia.

Terry W. Wong. Mr. Wong is President and a Director of the Company. He is a founder and one of the directors of Logistics Resources, Ltd. He was a founder of Shenzhen Global Net Ltd (Shenzhen, China) and has been a director of that company since 1998. From 1996 to 1998 he was the founder of Royal Diamond Casino (Canada), one of the first casinos in Vancouver, Canada. From 1990 to 1997 he was Managing Director of Maple Fortune Holdings (Canada), a commercial real estate development company. From 1985 to 1989 he was Executive Director of Tak Kee Stevedoring and Container Ltd (Hong Kong). He holds both a bachelors degree in finance and a masters degree in economics from Simon Fraser University.

Martina Lynch. Ms. Lynch is Secretary and a Director of the Company. For the past 24 years she has worked on the administrative team of McCarthy Tetrault, LLP, a law firm in Vancouver, Canada.

J. L. Shaw. Mr. Shaw is a Director of the Company. Mr. Shaw's background includes investment banking, commodity trades, international finance, real estate and movie productions. He has also served on the board of directors of a number of companies internationally. He comes from a prominent entertainment and media family whose holdings include TVB, the largest television network in Asia, and Shaw studio and theatres. Mr. Shaw holds a degree in economics from University of British Columbia, Canada.

Compliance With Section 16(a) of the Exchange Act.

The Company's directors have not yet filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 10.        EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Donald G. Saunders (2) 2877 Paradise Road Las Vegas, NV 89109	2,227,499	11.13%
Bonnie Saunders (2) 2877 Paradise Road Las Vegas, NV 89109	2,227,499	11.13%
Anthony C. Y. Chow (1) 3111Springside Place Richmond, Vancouver V7E 1X3, Canada	10,981,976	54.89%
Anita Choy 6732 Cartier St. Vancouver, BC VSP 4S4, Canada	2,322,166	11.60%
Chow Chung Pang (1) Room 303A, 3F, Peter Building 58-62 Queens Road Central Hong Kong	0	0
Terry Wong (1) 1094 Hillside Road W. Vancouver V7S 1E9, Canada	0	0
Martina Lynch (1) 1402-1415 W. Georgia St. Vancouver, BC V6C 3CA, Canada	0	0
J. L. Shaw (1) (3) 1402-1415 W. Georgia St. Vancouver, BC V6C 3CA, Canada	1,069,376	5.34%
All current officers and directors as a group (5 persons)	12,051,352	60.24%

(1)         The person listed is currently an officer and director of the Company.
(2)         Includes 1,227,500 shares owned by the Don and Bonnie Saunders Family Trust and 999,999 shares owned by the Saunders Children's Trust, of which Donald G. Saunders and Bonnie Saunders may be deemed to be the beneficial owners.
(3)         Includes 1,068,817 shares to be owned by Sea Dragon, Inc., of which Mr. Shaw may be deemed to be the beneficial owner.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, promoter, affiliate or beneficial owner of the Company has, has had, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individual or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

        (a)         The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                Document

         3.1         Restated Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 9, 2000.

        3.2         Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 9, 2000).

        31.1          Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

        31.2          Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

        32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)         Reports on Form 8-K

These exhibits are incorporated herein by reference to the Company's Current Reports on Form 8-K filed with the U. S. Securities and Exchange Commission on December 18, 2003, December 19, 2003, and on Form 8-K/A filed with the U. S. Securities and Exchange Commission on December 22, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW
Anthony C. Y. Chow, Chairman and CEO

Date: January 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/S/ ANTHONY C.Y. CHOW
Anthony C. Y. Chow, Chairman and CEO

Date: January 13, 2004

By: /S/ CHOW CHUNG PANG
Chow Chung Pang, Director

Date: January 13, 2004

By: /S/ TERRY W. WONG
Terry W. Wong, Director and President

Date: January 13, 2004

By: /S/ MARTINA LYNCH
Martina Lynch, Director and Secretary

Date: January 13, 2004

By: /S/ J.L. SHAW
J. L. Shaw, Director

Date: January 13, 2004