Form 10QSB
period 2003-12-31
SHALLBETTER INDUSTRIES INC
filed 2004-02-13
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________________ to _________________________

Commission file number

0-31297

SHALLBETTER INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota

(State of incorporation or organization)

1305 – 1090 West Georgia Street, Vancouver, British Columbia, Canada V6E 3V7

(Address of principal executive offices)

(604) 685-9316

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No

State the number of shares outstanding of each of the issuer’s classes of common equity as of February 12, 2004:

20,004,600 Common Shares

Transitional Small Business Disclosure Format (Check one):

Yes _____

No    X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of our management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly our financial condition for the interim periods presented.

The results of the three months ended December 31, 2003 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2003.

SHALLBETTER INDUSTRIES, INC.

(A development stage enterprise)

December 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

CONSOLIDATED BALANCE SHEETS
	December 31, 2003	September 30, 2003
ASSETS Current Assets Cash and cash equivalents	$55	$55
Mineral Exploration licenses
Total Assets	$55	$55

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities	$18,233	$12,409
Due to related parties	$606,866	$437,081
Total Current Liabilities	$$625,099	$449,490

Commitments (Note 3)
STOCKHOLDERS’ (DEFICIENCY)
Share Capital
Preferred stock, $0.01 par value, authorized 5,000,000 shares issued and outstanding: Nil
Common stock, $0.01 par value, Authorized 45,000,000 shares Issued and outstanding: Nil	200,000	200,000
Additional Paid in Capital	(133,398)	(140,575)
Deficit accumulated during the development stage	(691,646)	(508,860)
Total stockholders’ (deficiency)	(625,044)	(499,435)
Total Liabilities and stockholders’ (deficiency)	$55	$55

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(A development stage enterprise)

December 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)
	Common Stock		Additional Paid in Capital	Deficit Accumulated during development stage	Total Stock-holders’ (Deficiency)
	Shares	Amount ($)	$	$	$
Initial capitalization as a result of reverse acquisition	16,376,345	$163,763	$(113,763)		$$50,000
Imputed interest on amount due to related parties	-	-	3,076	-	3,076
Comprehensive Income (loss) Net loss for period				(228,409)	(228,409)

BALANCE MARCH 31, 2003	16,376,345	163,763	(110,687)	(228,409)	(175,333)
Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-
Imputed interest on amount due to related parties	-	-	6,349	-	6,349
Comprehensive income (loss) Net (loss) for the period	-	-	-	(280,451)	(280,451)

BALANCE SEPTEMBER 30, 2003	20,000,000	$200,000	$(140,575)	$(508,860)	$(449,435)
Imputed Interest on amount due to related parties	-	-	7,177	-	7,177
Comprehensive Income (loss) Net (loss) for the period	-	-	-	(182,786)	$(182,786)

BALANCE DECEMBER 31, 2003	20,000,000	$200,000	(133,398)	(691,646)	(625,044)

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(A development stage enterprise)

December 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

CONSOLIDATED STATEMENT OF OPERATIONS
	Cumulative from April 1, 2002 to December 31, 2003	Three Month Ended December 31, 2003	Three Month Ended December 31, 2003
General and administrative expenses

Accounting and legal	$37,593	$14,479	$176
Office and miscellaneous	5,214	1,990	16
Consulting fees	45,000	15,000	-
Foreign Exchange loss (gain)	1,159	-	(18)
Interest (imputed – related parties)	16,602	7,177	769
Management fees	342,974	105,000	34,494
Mineral Claims license fees	25,610	-	-
Geological Reports	18,000	-	-
Rent	75,661	12,000	9,665
Salaries and Benefits	90,000	18,000	12,000
Travel	33,833	9,140	-
Operating (loss)	(691,646)	(182,786)	(57,102)
Net (loss) for the period	$(691,646)	$(182,786)	$(57,102)
(Loss) per share (basic and diluted)		$(0.01)	$(0.01)

Weighted average number of Common shares outstanding -basic and diluted		20,000,000	16,376,345

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(A development stage enterprise)

December 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

Consolidated Statements of Cash Flows
	Cumulative April 1, 2002 to December 31, 2003	Three-month ended December 31, 2003	Three month ended December 31, 2002
Cash flows from (used in) operating activities
Net (loss) for the period	$(691,646)	$(182,786)	$(57,102)
Adjustment to reconcile net loss to net cash used in operating activities:
-interest (imputed – related parties)	16,602	7,177	769
Changes in non-cash working capital items
-accounts payable & accrued liabilities	18,233	5,824	-
	(656,811	(169,785)	(56,333)
Cash flows provided by financing activities Proceeds from issuance of common stock Advances from related parties	50,000 606,866	- 169,785	- 56,385
	656,866	169,785	56,385
Increase in cash and cash equivalents	55	-	52
Cash and cash equivalents Beginning of period		55
Cash and cash equivalents End of period	$55	$55	$52

The accompanying notes are an integral part of these financial statements

1.

Notes to Financial Statements

2.

Basis of Presentation

The accompanying un-audited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2003, and the results of operations and cash flows for the interim periods ended December 31, 2003 and 2002.  The accompanying un-audited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2003 included in the annual report previously filed on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

3.

Related Party Transactions

(a)

The amounts due to related parties are payable to directors and principal shareholders.  These amounts are unsecured, interest free and no stated terms of repayment.  The Company recorded imputed interest of $7,177 at an interest rate of 5.5% per annum on the amounts due to related parties for the three-month period ended December 31, 2003.

(b)

The Company incurred the following expenses to its directors and principal shareholders:

	Three-month	Three-month
	ended	ended
	December 31	December 31
	2003	2002

Management fees	$ 105,000	$ 34,494
Consulting fees	15,000	-
	$ 120,000	$ 34,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section.  Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Plan of operation

Our acquisition of Logistics Resources Limited, a British Virgin Islands corporation (“Logistics”) in September of 2003 has steered our business towards the development of mineral resource properties and interests in Outer Mongolia.  Logistics is a development stage natural resources company which owns three mineral exploration licenses in the Gobi Altai central Mongolian region covering an area of approximately 75,000 hectares.  The present focus for our management is fully committed to evaluate, explore and develop the exploration concessions granted to our fully owned subsidiary, Logistics, subject to review of a detailed exploration program.

Previous works done on the concessions by the Mongolian government has delineated certain areas containing anomalous gold and copper geological structures.  However, further explorations and sampling is required to determine the potential of the anomalous zones.  The proposed exploration program will have to include some of the following activities:

•

A qualified technical team of geologists and engineers will be engaged to oversee the exploration program in order to identify drill targets and conduct a multiple phase execution of the program.

•

The team will evaluate existing data and also generate new data to determine the best possible drill targets.  Some existing data may have to be acquired from the Mongolian Government at a cost to us.

•

The aim of the exploration program is to determine with accuracy what amount of the gold and copper deposits can be economically extracted and profitably processed.

We do not currently have any cash flow from operations to satisfy our operational requirements.  In order to carry out our proposed business plan and exploration program, our management will have to raise additional capital.  We anticipate obtaining additional funding through the sale of our securities by private placement or through several resource-based investment bank financings, but there can be no assurance that such transactions will be completed and provide sufficient funds.  There can be no assurance that such funding sources will be secured or that the necessary regulatory approval or closing of a private placement will occur, or that such funding will be sufficient to eliminate our reliance on additional sources and quantities of funding.  Our current shareholders have committed some portions of the financing required for the program, however, there is no assurance that such practice will continue.  There is no legal obligation for either management or significant shareholders to provide additional funding.

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing of this report.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to us required to be filed in the annual report has been made known to them in a timely manner.

(b)

Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits 31.1, 31.2 and 32 are furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

Date February 12, 2004

“Anthony C.Y. Chow”

Anthony C. Y. Chow

Chairman and CEO

Date February 12, 2004

“Chow Chung Pang”

Chow Chung Pang

Director

Exhibit 31.1

CERTIFICATION

I, Anthony C.Y. Chow, Chairman and Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Shallbetter Industries, Inc. (the “Company”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company [language omitted in accordance with SEC transition instructions contained in SEC Release 34-47986] and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

(c)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.

The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date February 12, 2004

“Anthony C.Y. Chow”

Anthony C.Y. Chow

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Chow Chung Pang, Director, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Shallbetter Industries, Inc. (the “Company”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company [language omitted in accordance with SEC transition instructions contained in SEC Release 34-47986] and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

(c)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.

The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date February 12, 2004

“Chow Chung Pang”

Chow Chung Pang

Director

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shallbetter Industries, Inc. (the “Company”) on Form 10-QSB for the quarter ended December 31st, 2003 (the “Report”), each of the undersigned, Anthony C.Y. Chow, Chairman and Chief Executive Officer of the Company, and Chow Chung Pang, the Director of the Company, hereby certifies pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2004

“Anthony C.Y. Chow”

Anthony C.Y. Chow

Chairman and Chief Executive Officer

Dated: February 12, 2004

“Chow Chung Pang”

Chow Chung Pang

Director