Form 10QSB
period 2004-03-31
SHALLBETTER INDUSTRIES INC
filed 2004-05-14
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____.

SHALLBETTER INDUSTRIES, INC.

(Name of small business in its charter)

Minnesota	0-31297	41-1961936
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
1090 West Georgia Street, #1305 Vancouver, British Columbia, Canada	V6E 3V7
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: (604) 685-9316

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004, the following shares were outstanding: 20,00,000

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS AND EXHIBITS

(a)        The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim period presented.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2004

INDEX TO FINANCIAL STATEMENTS:
Consolidated Balance Sheets
Consolidate Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(Expressed in U.S. Dollars)	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$55	$55

	$55	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and other accrued liabilities	$18,951	$12,409
Due to related parties	767,344	437,081
Total current liabilities	786,295	449,490

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock: $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: nil	-	-
Common Stock: $0.01 par value
Authorized: 45,000,000 shares
Issued and outstanding: 20,000,000 (2003 : 20,000,000)	200,000	200,000
Additional paid in capital	(124,517)	(140,575)
Deficit accumulated during the development stage	(861,723)	(508,860)
Total Stockholders' Equity (Deficit)	(786,240)	(449,435)

	$55	$55
See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)	Cumulative from inception (April 1, 2002) through March 31, 2004)	Three Months Ended		Six months Ended
		March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
General and administrative expenses
Accounting and legal	$ 40,752	$ 3,159	$ 177	$ 17,638	$ 353
Office and miscellaneous	14,314	9,100	16	11.090	32
Consulting fees	60,000	15,000	-	30,000	-
Foreign exchange loss (gain)	1,456	297	(18)	297	(36)
Interest (imputed - related parties)	25,483	8,881	769	16,058	1,538
Management fees	400,974	58,000	34,493	163,000	68,987
Mineral claims license fees	25,610	-	-	-	-
Geological reports	18,000	-	-	-	-
Rent	87,661	12,000	9,666	24,000	19,331
Salaries and benefits	138,000	48,000	12,000	66,000	24,000
Travel	49,473	15,640	-	24,780	-
	861,723	170,077	57,103	352,863	114,205
Net loss for the period	$ (861,723)	$ (170,077)	$ (57,103)	$ (352,863)	$(114,205)
Basic and diluted net loss per share		$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)
Weighted average shares outstanding		20,000,000	16,376,345	20,000,000	16,376,345

See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DATE OF INCEPTION (NOVEMBER 16, 2001) TO MARCH 31, 2004
				Deficit
				Accumulated
		Stock	Additional	during the
	Common	Amount At	Paid In	Development
(Expressed in U.S. Dollars)	Shares	Par Value	Capital	Stage	Total

Initial capitalization as a result of reverse acquisition	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Net loss for the period				(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	$ 163,763	$ (110,687)	$ (228,409)	$ (175,333)

Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Net loss for the period	-	-	-	(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	$ 200,000	$ (140,575)	$ (508,860)	$ (449,435)

Imputed interest on amount due to related parties	-	-	16,058	-	16,058

Net loss for the period	-	-	-	(352,863)	(352,863)

Balance, March 31, 2004	20,000,000	$ 200,000	$ (124,517)	$ (861,723)	$ (786,240)

See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Cumulative from
inception (April 1,	Six Months Ended
	2002) through	March 31,	March 31,
(Expressed in U.S. Dollars)	March 31, 2004	2004	2003
Cash flows from operating activities
Net loss	$(861,723)	$(352,863)	$(114,205)
Adjustments to reconcile net loss to net cash
used in operating activities :
Interest (imputed - related parties)	25,483	16,058	1,538
Changes in assets and liabilities :
Accounts payable and accrued liabilities	18,951	6,542	-
Net cash used in operating activities	(817,289)	(330,263)	(112,667)

Cash flows from financing activities
Proceeds from issuance of common stock	50,000	-	-
Advances from related parties	767,344	330,263	112,719
Net cash provided by financing activities	817,344	330,263	112,719

Increase (decrease) in cash and cash equivalents	55	-	52
Cash and cash equivalents - beginning of period	-	55	-
Cash and cash equivalents - end of period	$55	$55	$52
See accompanying condensed notes

1.         Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2004, and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2003 included in the annual report previously filed on Form10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.        Related Party Transactions

(a)        The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $16,058 at an interest rate of 5.35% per annum on the amounts due to related parties for the six-month period ended March 31, 2004.

(b)        The Company incurred the following expenses to its directors and principal shareholders:

	Three months ended		Six-month ended
	March 31,		March 31,	March 31,
	2004	2003	2004	2003

Management fees	$ 58,000	$ 34,494	$ 105,000	$ 68,987
Consulting fees	15,000	-	15,000	-
	$ 73,000	$ 34,494	$ 120,000	$ 68,987

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Introduction

The information presented here should be read in conjunction with Shallbetter Industries, Inc.'s financial statements and other information included in this Form 10-QSB. When used in this Form 10-QSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties", that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations

Shallbetter Industries Inc. ("the Company") is an exploration stage company engaged in the acquisition and exploration of mineral properties in Outer Mongolia. The Company is a reporting issuer trading on the OTCBB under the symbol SBNS.

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of the Company's properties has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currencies, share price volatility, title risks, and uncertainty of additional financing.

The Company owns three mineral exploration licenses in the Gobi Altai central Mongolian region covering an area of approximately 75,000 hectares. The present focus for us is fully committed to evaluate, explore and develop the exploration concessions granted us, subject to review of a detailed exploration program.

During the period, the Company has initiated an early stage exploration program by sending a qualified team of engineers and geologists from China to engage in assay works and soil sampling on the Outer Mongolian Gobi Altai region concessions. Soil samplings from various targeted anomalous zones were taken for evaluation and analysis. A full independent evaluation report will be published by the Company as soon as the results become available.

Funding during this period was raised through advance from significant shareholders. These funds were used to finance ongoing expenses incurred by the Company.

Results of Operations

The Company has had no operations during the six-month period ended March 31, 2004. The Company received no revenue and incurred expenses of $352,863 stemming from general and administrative expenditures as compared to $114,205 for the same period of last year. The increase of $238,658 was mainly due to the management fees and consulting fees paid to the directors and consultants for their services.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of March 31, 2004, the Company had total current assets of $55 and total liabilities of $786,295. The Company has a working capital deficit of $786,240. Currently, the Company's operation was financed by its significant shareholders.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

Outlook

We are now seeking strategic joint venture partners that will bring the necessary resources and experience to develop and further explore targeted regions of the concessions in Outer Mongolia.

We are also trying to obtain additional funding through the sale of our securities by private placement or through several resource-based investment bank financings.

We will concentrate our efforts on drilling and regional exploration work on the mineral claims currently held by us and will consider additional projects if and when opportunities arise.

ITEM 3.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

ITEM 2.         CHANGES IN SECURITIES

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)        The following exhibits are filed herewith:

31.1        Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW
Anthony C. Y. Chow, Chairman and CEO

By: /S/ TERRY W. WONG
Terry W. Wong, Director and President

Date: May 14, 2004