Form 10QSB
period 2004-06-30
SHALLBETTER INDUSTRIES INC
filed 2004-08-13
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At June 30, 2004, the following shares were outstanding: 20,000,000

Transitional Small Business Disclosure Format (Check one): Yes...     No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2004, follow.  The financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim period presented.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2004

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(Expressed in U.S. Dollars)	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$55	$55
Prepaid expenses	136	-

	$191	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and other accrued liabilities	$11,974	$12,409
Due to related parties	1,534,891	437,081
Total current liabilities	1,546,865	449,490

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock: $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: nil	-	-
Common Stock: $0.01 par value
Authorized: 45,000,000 shares
Issued and outstanding: 20,000,000 (2003 : 20,000,000)	200,000	200,000
Additional paid in capital	(110,848)	(140,575)
Deficit accumulated during the development stage	(1,635,826)	(508,860)
Total Stockholders' Equity (Deficit)	(1,546,674)	(449,435)

	$191	$55

See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Cumulative from
inception (April 1,	Three Months Ended	Nine Months Ended
	2002) through	June 30,	June 30,	June 30,	June 30,
(Expressed in U.S. Dollars)	June 30, 2004	2004	2003	2004	2003

General and administrative expenses
Accounting and legal	$ 49,679	$ 8,927	$ 11,205	$ 26,565	$ 11,558
Office and miscellaneous	39,458	25,144	1,579	36,234	1,611
Consulting fees	272,500	212,500	15,000	242,500	15,000
Exploration	150,000	150,000	-	150,000	-
Foreign exchange loss (gain)	1,332	(124)	615	173	579
Interest (imputed - related parties)	39,152	13,669	3,175	29,727	4,713
Management fees	556,474	155,500	50,000	318,500	118,987
Mineral claims license fees	32,882	7,272	12,805	7,272	12,805
Geological reports	36,000	18,000	9,000	18,000	9,000
Rent	99,661	12,000	12,500	36,000	31,831
Salaries and benefits	186,000	48,000	12,000	114,000	36,000
Travel	172,688	123,215	12,347	147,995	12,347

	1,635,826	774,103	140,226	1,126,966	254,431

Net loss for the period	$ (1,635,826)	$ (774,103)	$ (140,226)	$(1,126,966)	$ (254,431)

Basic and diluted net loss per share		$ (0.04)	$ (0.01)	$ (0.06)	$ (0.02)

Weighted average shares outstanding		20,000,000	16,376,345	20,000,000	16,376,345

See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DATE OF INCEPTION (NOVEMBER 16, 2001) TO JUNE 30, 2004
				Deficit
				Accumulated
		Stock	Additional	during the
	Common	Amount At	Paid In	Development
(Expressed in U.S. Dollars)	Shares	Par Value	Capital	Stage	Total

Initial capitalization as a result of reverse acquisition	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Net loss for the period				(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	$ 163,763	$ (110,687)	$ (228,409)	$ (175,333)

Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Net loss for the period	-	-	-	(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	$ 200,000	$ (140,575)	$ (508,860)	$ (449,435)

Imputed interest on amount due to related parties	-	-	29,727	-	29,727

Net loss for the period	-	-	-	(1,126,966)	(1,126,966)

Balance, June 30, 2004	20,000,000	$ 200,000	$ (110,848)	$ (1,635,826)	$ (1,546,674)

See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Cumulative from
inception (April 1,	Nine Months Ended
	2002) through	June 30,	June 30,
(Expressed in U.S. Dollars)	June 30, 2004	2004	2003
Cash flows from operating activities
Net loss	$(1,635,826)	$(1,126,966)	$(254,431)
Adjustments to reconcile net loss to net cash
used in operating activities :
Interest (imputed - related parties)	39,152	29,727	4,713
Changes in assets and liabilities:
Prepaid expenses	(136)	(136)	-
Accounts payable and accrued liabilities	11,974	(435)	-
Net cash used in operating activities	(1,584,836)	(1,097,810)	(249,718)

Cash flows from financing activities
Proceeds from issuance of common stock	50,000	-	-
Advances from related parties	1,534,891	1,097,810	249,770
Net cash provided by financing activities	1,584,891	1,097,810	249,770

Increase in cash and cash equivalents	55	-	52
Cash and cash equivalents - beginning of period	-	55	-
Cash and cash equivalents - end of period	$55	$55	$52

See accompanying condensed notes

SHALLBETTER INDUSTRIES, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2004, and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2003 included in the annual report previously filed on Form10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  Related Party Transactions

(a)

The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $29,727 at an interest rate of 5.35% per annum on the amounts due to related parties for the nine-month period ended June 30, 2004.

(b)

The Company incurred the following expenses to its directors and principal shareholders:

	Three months ended		Nine-months ended
	June 30,		June 30,
	2004	2003	2004	2003

Management fees	$ 155,500	$ 49,983	$ 318,500	$ 118,970
Consulting fees	195,000	-	225,000	15,000
	$ 350,500	$ 49,983	$ 543,500	$ 133,970

On May 18, 2004, the Company arranged debt settlements of $379,996 with directors and officers through issuance of 211,109 shares at $1.80 each. The shares have not been issued as of June 30, 2004.

On May 18, 2004, the Company arranged debt settlement of $336,020 with a consultant through issuance of 186,678 shares at $1.80 each. The shares have not been issued as of June 30, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Introduction

The information presented here should be read in conjunction with Shallbetter Industries, Inc.'s financial statements and other information included in this Form 10-QSB. When used in this Form 10-QSB, the words "expects", "anticipates”, "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations

Shallbetter Industries Inc. (“the Company”) is an exploration stage company engaged in the acquisition and exploration of mineral properties in the Outer Mongolia. The Company is a reporting issuer trading on the OTCBB under the symbol SBNS.

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of the Company’s properties has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currencies, share price volatility, title risks, and uncertainty of additional financing.

The Company owns three mineral exploration licenses in the Gobi Altai central Mongolian region covering an area of approximately 75,000 hectares. Our present focus is to evaluate, explore and develop the exploration concessions granted us, subject to review of a detailed exploration program.

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

Liquidity and Working Capital

As of June 30, 2004, the Company had total current assets of $191 and total current liabilities of $1,546,865. The Company has a working capital deficit of $1,635,826. Currently, its significant shareholders finance the Company’s operation.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operating expenses.

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

Results of Operations

The Company has had no operations during the nine-month period ended June 30, 2004. The Company received no revenue and incurred expenses of $1,126,966 stemming from general and administrative and exploration expenditures as compared to $254,431 for the same period of last year. The increase of $872,535 was mainly due to the management fees and consulting fees paid to the directors and consultants for their services and exploration work involved.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

On May 18, 2004, the Company approved debt settlements of $379,996 with directors and officers through issuance of 211,109 shares at $1.80 each, and a debt settlement of $336,020 with a consultant through issuance of 186,678 shares at $1.80 each. As of June 30, 2004, the shares had not been issued. It is expected that the shares will be issued during the fourth quarter of the current fiscal year.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

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

31.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Two reports on Form 8K/A were filed by the Company on May 14, 2004. The initial report regarding change of certifying acountants was filed on December 19, 2003. The amended reports filed May 14, 2004, were filed to provide additional disclosure regarding the change in accountants and to attached the response letter from the previous accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

By: /S/ TERRY W. WONG

Terry W. Wong, Director and President

Date: August 13, 2004