Form 10KSB
period 2004-09-30
SHALLBETTER INDUSTRIES INC
filed 2005-02-03
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

 SHALLBETTER INDUSTRIES, INC.

(Name of small business in its charter)

Minnesota	0-31297	41-1961936
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2500 Kalakaua Avenue, #301 Honolulu, Hawaii	96815
(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number, including area code: (604) 999-2189

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .01 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [ X ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year:   $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of September 30, 2004 was approximately $5,592,740.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 13, 2005, the Company had 20,397,787 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

SHALLBETTER INDUSTRIES, INC.

 PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

Shallbetter Industries, Inc. (the “Company”) was formed as a Minnesota corporation on September 18, 1968, for the purpose of designing, manufacturing, and marketing low and medium voltage electrical power distribution equipment.  In February of 1969, the Company completed an intrastate Minnesota public offering and sold 100,000 shares of its common stock to the public at $2.50 per share.

Through the 1970’s, the Company expanded its operations, so that it was offering nationally pre-engineered electrical products through catalogs to wholesale electrical supply houses.  Annual sales for the company were historically in the $1.0 to $2.0 million range.  In early 1982, due to recession and financial losses at the Company, the Company’s bank withdrew the Company’s line of credit.  Consequently, the Company filed for chapter 11 protection from its creditors in April 1982.  The bankruptcy action converted to Chapter 7 and the Company’s assets were liquidated in June of 1982.  The Company then ceased operations and has not conducted any business operations or maintained any assets since 1982.

On December 9, 1999, the sole remaining officer and director of the Company resigned his positions after appointing Craig Laughlin as President and sole director.  Under Mr. Laughlin’s guidance, the Company was restructured, its financial statements were updated and the Company obtained a new independent auditor.  In 2000, the Securities and Exchange Commission accepted the Company’s Form 10-SB, General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of the Securities Exchange Act of 1934.  The Company undertook steps to actively seek a new business venture in which to participate.

On July 19, 2002, there was a change of control of the Company.  The change of control occurred as a result of closing under a Stock Purchase Agreement (the “Agreement”), dated June 21, 2002, between the Company, the Don and Bonnie Saunders Family Trust (“Saunders”) and Mr. Laughlin. Under the terms of the Agreement, as modified by two separate Addendums, Saunders, on its own behalf and as agent for certain nominees, acquired 912,500 shares of the issued and outstanding common stock of the Company from Mr. Laughlin for a purchase price of $223,000.

At the time of closing under the Agreement, the Company had a total of 1,207,885 shares of common stock issued and outstanding.  Thus, the shares purchased by Saunders on its own behalf and as agent for certain nominees, constituted approximately 75.55% of the Company's issued and outstanding common stock.  In conjunction with closing under the Agreement, Mr. Laughlin resigned as an officer and director of the Company and the Company appointed Mr. Thomas K. Russell as the Company’s President and Sole Director.

On September 24, 2003, the Company consummated a share exchange with the former stockholders of Logistics Resources Limited, a British Virgin Islands corporation  ("Logistics"), and the share exchange resulted in a change of control of the Company.  Prior to the share exchange, Donald G. Saunders and Bonnie Saunders controlled the Company and beneficially owned approximately 61.47% of the outstanding voting shares.  Pursuant to the share exchange, the former stockholders of Logistics were issued a total of 16,376,345 shares of the Company’s authorized but unissued common stock, representing approximately 82% of the post-closing common shares of the Company.  In addition, Mr. Russell resigned as the President and sole director, effective upon the close of business on September 24, 2003, and he was replaced by a five-member board of directors consisting of Anthony C.Y. Chow, Chow Chung Pang, Terry W. Wong, Martina Lynch and J.L. Shaw.  As a result of the Exchange, the Company acquired all of the issued and outstanding stock of Logistics, and Logistics became a subsidiary of the Company.

The Company’s acquisition of Logistics has steered its business towards the development of mineral resource properties and interests in Outer Mongolia.  Logistics is an exploration stage natural resources company which owns 3 mineral exploration licenses in the Gobi Altai central Mongolian region covering an area of approximately 75,000 hectares.   In addition, the Company is in the process of acquiring an additional five mineral exploration licenses which are located within the Oyu Tolgoi (turquoise Hill) South Gobi area of Mongolia. The licenses are valid for three (3) years and renewable for additional four (4) years subject to payment of annual licensing fees determined by the government of Mongolia.

The area in which the mineral licenses are located includes a large gold/copper porphyry system. The Company is currently seeking financing for the purpose of exploration and development of these properties.  The Company hopes to develop into an established and profitable Asian-based resource company.

Risk Factors

Investment in the securities of the Company must be considered as highly speculative and should only be undertaken by those investors who have sufficient financial resources to enable them to assume such risks and who have no need for immediate liquidity in their investment. The Shares should not be purchased by persons who cannot afford the possibility of the loss of their entire investment, and an investment in the Shares should not constitute a major portion of an individual's portfolio. In addition to the usual risks associated with an investment in a business, a prospective investor should carefully consider the following factors.

Risks Relating to Our Business:

We Have A History Of Incurring Net Losses; We Expect Our Net Losses To Continue As A Result Of Planned Increases In Operating Expenses; And, Therefore, We May Never Achieve Profitability Which May Cause Us To Seek Additional Financing Or To Cease Operations.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. We had a net loss of $1,428,126 for the fiscal year ended September 30, 2004.  We expect to continue to incur net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the gold market in general and the economy.

It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.

We Have A Limited Operating History; Therefore It Is Difficult To Evaluate Our Financial Performance And Prospects.

We only recently acquired our current business operations in September, 2003.  We are, therefore, subject to all of the risks inherent in a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot assure you that in the future we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Because of our recurring operating losses, stockholders’ deficit, working capital deficit and negative cash flow from operations our auditor has raised substantial doubt about our ability to continue our business

We have received a report from our independent auditors on our financial statements for the fiscal years ended September 30, 2004 and 2003, in which our auditors have included explanatory paragraphs indicating the fact that we have not generated revenues and have significant recurring net losses resulting in a substantial accumulated deficit, cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations and, further, in order to avoid ceasing our operations, we must either generate additional revenue and/or raise additional funding.   If our recurring operating losses, stockholders' deficit, working capital deficit and negative cash flow from operations continue, our business could be materially adversely affected.

If we do not obtain financing when needed, our business will fail

We are currently seeking strategic joint venture partners that will provide the necessary resources and experience to develop and further explore our targeted portions of our mineral concessions.  We are also trying to obtain additional funding through sale of our securities or through resource-based investment bank financings.  Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our mineral claims into commercial production. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We acquired our wholly owned subsidiary in September 2003, and have only recently commenced the evaluation and exploration of our mineral concessions.  We have been involved primarily in organizational activities, the acquisition of the mineral claims and completing preliminary exploration of portions of the property.  We have not earned any revenues from our mining activities, and there is no assurance as to when or whether we will begin to earn revenues from such activities.

Because of the unique difficulties and uncertainties inherent in mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mineral claims, there is substantial risk that no commercially exploitable minerals will be found and this business will fail

The search for valuable minerals as a business is extremely risky. Our mineral claims may not contain commercially exploitable deposits of gold and silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are many governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to local mining laws in Outer Mongolia as we carry out our exploration program. There is no assurance that we will able to comply with applicable regulations.  In addition, there is a risk that the cost of regulatory compliance could increase our costs of doing business and prevent us from carrying out our exploration and development program

Risks Relating to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Competition

Management anticipates the Company will be involved in competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in its business opportunities.

Employees

The Company currently has no employees. Our directors and officers devote as much time to the affairs of the Company as they deem necessary. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

ITEM 2.

 DESCRIPTION OF PROPERTY.

The Company maintains a mailing address at 2500 Kalakaua Avenue, #301, Honolulu, Hawaii 96815.    The Company pays no rent for the use of this mailing address.

The Company has a rental agreement for property in Mongolia for a period of two years, expiring in June 2006.  The rental rate is $50,000 per year.

The Company holds 3 mineral exploration licenses covering an area of approximately 75,000 hactares in the Gobi Altai central Mongolian region.  These licenses are valid for 3 years and renewable for 4 additional years.  The Company is required to pay annual licensing fees at the rate of $0.05 per hectare for the first year, $0.10 per hectare for each of the second and third years, $1.00 per hectare for each of the fourth and fifty years and $1.50 per hectare for each of the sixth and seventh years.  The government of Mongolia levies a royalty equal to 2.5% of the sales value of minerals produced and 7.5% for placer gold mining, neither of which have been produced to date.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In July 2001, the Company’s common stock was included in the NASD’s Bulletin Board system under the symbol “SBNS,” currently “SBNS.OB.” Although quotations for the Company’s common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock.  Since July 2001, transactions in the common stock can only be described as sporadic.  Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High ($)	Low ($)
December 31, 2002	0.75	0.10
March 31, 2003	0.85	0.10
June 30, 2003	0.75	0.10
September 30, 2003	2.00	0.10
December 31, 2003	4.00	0.12
March 31, 2004	2.75	0.75
June 30, 2004	2.30	1.25
September 30, 2004	2.30	1.65

Since its inception, no dividends have been paid on the Company’s common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At September 30, 2004, there were approximately 290 holders of record of the Company’s common stock.

ITEM 6.

MANAGEMENT’S PLAN OF OPERATION

Introduction

The information presented here should be read in conjunction with Shallbetter Industries, Inc.  consolidated financial statements and related notes.

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Business Operations

Shallbetter Industries Inc. (the “Company”) is an exploration stage company engaged in the acquisition and exploration of mineral properties in the Outer Mongolia.

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of the Company properties has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currencies, share price volatility, title risks, and uncertainty of additional financing.

The Company owns three mineral exploration licenses in the Gobi Altai central Mongolian region covering an area of approximately 75,000 hectares. Our present focus is to evaluate, explore and develop the exploration concessions granted us, subject to review of a detailed exploration program.

Funding during this period was raised through advances from significant shareholders. These funds were used to finance ongoing expenses incurred by the Company.

During the summer of 2004, a geological exploration team from Beijing was engaged for the purposes of doing some initial exploration and assay studies on the Mongolian concessions held by the Company. The team consisted of over eight highly qualified senior geologists and engineers from one of the most highly respected geological institutions in China which have had extensive experiences working on very similar geological mineralization projects in the region.

The team spent a total of over 3 weeks covering and analyzing targeted geological structure and quartz veins that were of interest. Surface samples were examined, collected from various targeted areas with mineralization anomalies and were later submitted to the Institute of Mineral Resources at the Chinese Academy of Geological Sciences in Beijing for analysis.  The results of the selected mineral samples are at present being interpreted and analyzed by the senior geologists in Beijing.

The management of the Company is presently in discussions with a number of exploration teams in the West to either joint venture with, or to retain them, for the purposes of carrying out further exploration works on the Mongolian concessions. The intention of the Company is to have a Western geological team on the ground by the end of fall 2005 to confirm the results of the Chinese team. Funding for the exploration work is expected to be made available by the current shareholders of the Company either through an equity subscription or a convertible debt.

Future Plans

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

We do not expect any purchase or sale of plant or significant equipment, nor do we have any plans to hire significant employees during the next twelve months.

Liquidity and Capital Resources

At September 30, 2004, the Company's assets had decreased to $nil and liabilities totaled $1,114,526 resulting in a working capital deficit of $1,114,526. Currently, its significant shareholders finance the Company’s operations. The Company has incurred significant operating losses in recent years and expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

On May 18, 2004, the Company approved debt settlements of $379,996 with directors, officers and consultants through issuance of 211,109 shares at $1.80 each, and a debt settlement of $336,020 with a consultant through issuance of 186,678 shares at $1.80 each.

Need for Additional Financing

The Company does not have sufficient capital to meet its short-term and long-term cash needs. Our plans in this regard are to seek loans, debt, or equity financing’s to cover both short-term and long-term cash needs to continue operations and expansion. There is no assurance that such additional funds will be available to the Company on acceptable terms, if at all. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have not generated any revenue and we require additional funds to satisfy our future operations.. We believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time. If we are unsuccessful in our endeavors, we may be forced to cease operations, to develop another line of business, to finance our operations through the sale of any assets we have, or to enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, financial resources, or plans to enter any other business as of this date.

From the aspect of whether it can continue toward the business goal of acquisition and exploration of mineral properties in the Outer Mongolia, we  may use all of our available capital without generating a profit.

The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

Recent Accounting Pronouncements

The Financial Accounting Standard Board issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

On November 17, 2003, the Financial Accounting Standards Board (“FASB”) issued the final FASB Staff Position (FSP) SFAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The final FSP affects how public and nonpublic entities classify, measure, and disclose certain mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries and mandatorily redeemable financial instruments and requires entities that have already adopted SFAS 150 to rescind the adoption of certain provisions of SFAS 150 and to permit them to present the adoption of the FSP either by restating previously issued financial statements or as a cumulative effect in the period of adoption. This statement does not affect the Company.

In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities". FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. This statement does not affect the Company.

In December, 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This statement does not affect the Company.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables.” This statement does not affect the Company.

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This statement does not affect the Company.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. As currently worded in Accounting Research Bulletin 43, the term “so abnormal” was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67,” which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153,  xchanges of Nonmonetary Assets  an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29,  ccounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance hat is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

ITEM 7.

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shallbetter Industries, Inc.

We have audited the accompanying consolidated balance sheet of Shallbetter Industries, Inc., a development stage company, (the “Company”) as of September 30, 2004, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal year then ended, and for the period from inception (November 16, 2001) to September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the cumulative data from inception to September 30, 2003, in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to September 30, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company with no revenues to date and significant recurring net losses resulting in a substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management’s plans regarding these matters are also described in Note 1. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.

Phoenix, Arizona

January 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SHALLBETTER INDUSTRIES, INC.
(A development stage enterprise)

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows for the fiscal year ended September 30, 2003, and for the period from inception (November 16, 2001) to September 30, 2003, of Shallbetter Industries, Inc., a development stage company, (the “Company”). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of its operations and cash flows for the period indicated, in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada December 22, 2003	/s/ "MOORE STEPHENS ELLIS FOSTER LTD." Chartered Accountants

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(Expressed in U.S. Dollars)

ASSETS	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$ 24,604
Due to related parties	1,089,922
Total current liabilities	1,114,526

Commitments and contingencies	-

Stockholder’s Deficiency
Preferred stock: $0.01 par value; 5,000,000 shares authorized; Issued and outstanding: none	-
Common stock: $0.01 par value; 45,000,000 shares authorized; Issued and outstanding: 20,397,787	203,978
Additional paid in capital	618,482
Deficit accumulated during the development stage	(1,936,986)
Total stockholders’ deficiency	(1,114,526)

Total liabilities and stockholders’ deficiency	$ -

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003, AND

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO SEPTEMBER 30, 2004

(Expressed in U.S. Dollars)	Cumulative from inception	2004	2003

General and administrative expenses
Accounting and legal	$ 62,454	$ 39,340	$ 22,762
Office and miscellaneous	63,257	60,033	3,190
Consulting fees	347,500	317,500	30,000
Exploration	150,000	150,000	-
Foreign exchange loss	1,324	165	1,195
Interest (imputed – related party)	56,440	47,015	7,887
Management fees	649,474	411,500	168,987
Mineral claims license fees	32,882	7,272	25,610
Geological reports	36,000	18,000	18,000
Rent	113,661	50,000	44,331
Salaries and benefits	234,000	162,000	48,000
Travel	189,994	165,301	24,694
Total general and administrative expenses	1,936,986	1,428,126	394,656

Net loss	$(1,936,986)	$(1,428,126)	$ (394,656)

Basic and diluted net loss per share	$ (0.11)	$ (0.07)	$ (0.02)

Weighted average shares outstanding	17,860,708	20,033,692	16,435,912

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO SEPTEMBER 30, 2004

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Initial capitalization as a result of reverse acquisition	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Net loss for the period	-	-	-	(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	163,763	(110,687)	(228,409)	(175,333)

Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Net loss for the period				(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	200,000	(140,575)	(508,860)	(449,435)

Common stock issued for debt settlement @ $1.80 per share	397,787	3,978	712,042	-	716,020

Imputed interest on amount due to related parties	-	-	47,015	-	47,015

Net loss for the period				(1,428,126)	(1,428,126)

Balance, September 30, 2004	20,397,787	$ 203,978	$ 618,482	$ (1,936,986)	$ (1,114,526)

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003, AND

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO SEPTEMBER 30, 2004

	Cumulative from inception	2004	2003
Cash flows from operating activities
Net loss	$ (1,936,986)	$ (1,428,126)	$ (394,656)
Adjustments to reconcile net loss to net cash flows used in operating activities
Interest (imputed – related parties)	56,440	47,015	7,887
Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	24,604	12,195	12,409
Net cash flows used in operating activities	(1,855,942)	(1,368,916)	(374,360)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	-	-
Increase in amounts due to related parties	1,805,942	1,368,861	374,415
Net cash flows provided by financing activities	1,855,942	1,368,861	374,415

Increase (decrease) in cash and cash equivalents	-	(55)	55

Cash and cash equivalents, beginning of period	-	55	-

Cash and cash equivalents, end of period	$ -	$ -	$ 55

Cash paid for interest and income taxes	-		-

Supplemental noncash investing and financing activities:
Conversion of debt to equity	$ 716,020	$ 716,020	-

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004

(Expressed in U.S. Dollars)

1.  Incorporation and Continuance of Operations

These consolidated financial statements presented are those of Shallbetter Industries, Inc. (“Shallbetter”) and its wholly-owned subsidiary Logistics Resources Limited (“Logistics”). Collectively, they are referred to herein as “the Company.”

Logistics was incorporated on November 16, 2001, under the laws of the British Virgin Islands. Logistics, a development stage company, commenced operations on April 1, 2002, in the business of acquiring, exploring and developing natural resources.

Shallbetter was incorporated on September 18, 1968, under the laws of the State of Minnesota, U.S.A. Shallbetter has not conducted any business operations since 1982.

On August 14, 2003, Shallbetter entered into a Share Exchange Agreement (“Agreement”) with Logistics, whereby Shallbetter issued 16,376,345 shares of its common stock in exchange for all of the outstanding common stock of Logistics. As part of the agreement, Shallbetter transferred its net liabilities to its former president for nil consideration and became a non-operating shell company without any assets or liabilities. Immediately prior to the Agreement, Shallbetter had 3,623,655 shares of common stock issued and outstanding. The acquisition was completed on September 24, 2003, and accounted for as recapitalization of Logistics because the shareholders of Logistics controlled Shallbetter after the acquisition with the shareholders of Shallbetter continuing only as passive investors. Logistics was treated as the acquiring entity for accounting purposes and Shallbetter was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Logistics. The issued and outstanding common stock of Logistics prior to the completion of acquisition was restated to reflect the 16,376,345 common stock issued by Shallbetter. The Company has an office in Vancouver and Mongolia.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Logistics. All significant intercompany balances and transactions are eliminated.

Development Stage Company

A business is a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven or probable reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of September 30, 2004, the Company did not have proven or probable reserves.

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

Long-lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for any of the periods presented.

Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the year ended September 30, 2004 and 2003 because there are no potential dilutive securities. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Foreign Currency Transactions

The Company and its subsidiary maintain the accounting records in U.S. Dollars, the functional currency, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Financial Instruments and Concentration of Credit Risk

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company conducts some of its operations outside of the United States of America, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rate between U.S. dollars and the currencies of the countries in which it operates in. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive Income

The Company reports foreign currency translation adjustments separately in its Statement of Stockholders' Deficiency, in other comprehensive income. The Company had no other comprehensive income for any of the periods presented.

Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123). The Company does not have a stock option plan nor granted any stock options since inception.

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Intangible Assets

Goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life. The Company does not have any goodwill or intangible assets with indefinite or definite life since inception.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

New Accounting Pronouncements

On November 17, 2003, the Financial Accounting Standards Board (“FASB”) issued the final FASB Staff Position (FSP) SFAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The final FSP affects how public and nonpublic entities classify, measure, and disclose certain mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries and mandatorily redeemable financial instruments and requires entities that have already adopted SFAS 150 to rescind the adoption of certain provisions of SFAS 150 and to permit them to present the adoption of the FSP either by restating previously issued financial statements or as a cumulative effect in the period of adoption. This statement does not affect the Company.

In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities". FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. This statement does not affect the Company.

In December, 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This statement does not affect the Company.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables.” This statement does not affect the Company.

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This statement does not affect the Company.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. As currently worded in Accounting Research Bulletin 43, the term “so abnormal” was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67,” which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

3.  Mineral Exploration Licenses

The Company was granted three (3) mineral exploration licenses by the government of Mongolia. The licenses, which cover an area of approximately 75,000 hectares, are located within the Gobi Altai central Mongolian region. These mineral exploration licenses are valid for three (3) years and renewable for an additional four (4) years. The Company is required to pay annual licensing fees at the rate of $0.05 per hectare for the first year, $0.10 per hectare for each of the second and third year, $1.00 per hectare for each of the fourth and fifth year and $1.50 per hectare for each of the sixth and seventh year. The government of Mongolia levies a royalty equal to 2.5% of the sales value of minerals produced and 7.5% for placer gold mining, neither of which have been produced to date.

4. Stockholders’ Equity Transactions

During the year ended September 30, 2004, the Company issued 211,109 and 186,678 shares of common stock at $1.80 each to five directors and a consultant, respectively, for debt settlement of $716,020. All of the shares issued were registered under Form S-8 filed with the Securities and Exchange Commission on August 11, 2004.

The Company imputes interest on the amounts due to related parties (which are directors and principal shareholders) and credits the imputed interest to additional paid-in capital. The Company recorded imputed interest of $47,015, $7,887 and $56,440 at an interest rate of prime plus 1% per annum on the amounts due to related parties for the years ended September 30, 2004 and 2003, and the cumulative period from inception to September 30, 2004, respectively.

5.  Income Taxes

Logistics is not subject to income taxes, however, mining operations conducted in Mongolia is subject to income taxes on its taxable income reported at a tax rate in accordance with the relevant Mongolia income tax laws. At September 30, 2004, the Company has estimated tax loss carryforwards for tax purposes of $504,000. This amount may be carried forward for the following three years after losses are incurred, to be applied against future taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

	Cumulative from inception	2004	2003

Loss carryforwards – Mongolia	$ 75,600	$ 48,600	$ 20,400
Valuation allowance	(75,600)	(48,600)	(20,400)
	-	-	-

The following table reconciles the U.S. Statutory rates to the Company’s effective rate:

	Cumulative from inception	2004	2003

U.S. statutory rate	34.0%	34.0%	34.0%
Foreign income not taxed in the U.S.	(34.0)	(34.0)	(34.0)
Mongolia income tax rate	15.0	15.0	15.0
Valuation allowance	(15.0)	(15.0)	(15.0)
Effective tax rate	-	-	-

6.  Related Party Transactions

The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $47,015, $7,887 and $56,440 at an interest rate of prime plus 1% per annum on the amounts due to related parties for the years ended September 30, 2004 and 2003, and the cumulative period from inception to September 30, 2004, respectively.

The Company incurred the following expenses to its directors and principal shareholders:

	Cumulative from inception	2004	2003

Management fees	$ 649,474	$ 411,500	$ 168,987
Consulting fees	330,000	300,000	30,000
	$ 999,474	$ 711,500	$ 198,987

7.  Commitments and Contingencies

The Company has a rental agreement for property in Mongolia for a period of two years at the rate of $50,000 per year expiring in June 2006. Future rental commitments are as follows: 2005:

$50,000 and 2006: $37,500. Total rent expense charged to operations for the cumulative period from inception to September 30, 2004, and for the years ended September 30, 2004 and 2003, was $113,661, $50,000 and $44,331, respectively.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants during the two most recent fiscal years has been previously reported in filings on Form 8K.

ITEM 8A.

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 8B.  OTHER INFORMATION

None.

PART  III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Anthony C. Y. Chow	39	Director, Chairman and CEO since September 2003
Chow Chung Pang	43	Director since September 2003
Terry W. Wong	44	Director and President since September 2003
Martina Lynch	46	Director and Secretary since September 2003
J. L. Shaw	53	Director since September 2003

The directors named above will serve until the next annual meeting of the Company’s stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

             The directors and officers will devote their time to the Company’s affairs on an “as needed” basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

We do not currently have a separately-designated standing audit committee or a committee performing similar functions.  Our entire Board of Directors acts as the audit committee.

Biographical Information

Anthony C. Y. Chow.  Mr. Chow is Chairman of the Board and CEO of the Company.   He is currently the President of Waistech International, Inc., and has been a Director of that company since March 2001.  He is also Chairman of Jadepear Investment, Ltd., and in that capacity has spent the last several years conducting businesses in North America and China in the areas of trade, technology transfer and natural resource businesses.   Mr. Chow has held several senior management positions with both investment and manufacturing firms, the most recent being Vice President of Waistech Electronics (HK), President of Polymer Plastic Manufacturing (China) and President of Logistics Resources, Ltd (BVI).  Mr. Chow holds dual degrees in engineering and commerce.

Chow Chung Pang.

Mr. Chow is a Director of the Company.  He has been Vice President of Waistech International, Inc., since March 2001, where his responsibility is mainly focused on sales and marketing of the company’s services in China.  Mr. Chow has developed extensive business contacts and relationships all over Asia during the past ten years in the areas of trade, electronics and information technologies as President of Waistech Electronics (HK) and Vice President of Polymer Plastic Manufacturing (China).  Mr. Chow has a degree in computer engineering and has developed systems integration for various financial institutions in Asia.

Terry W. Wong.  Mr. Wong is President and a Director of the Company.  He is a founder and one of the directors of Logistics Resources, Ltd.  He was a founder of Shenzhen Global Net Ltd (Shenzhen, China) and has been a director of that company since 1998.  From 1996 to 1998 he was the founder of Royal Diamond Casino (Canada), one of the first casinos in Vancouver, Canada.  From 1990 to 1997 he was Managing Director of Maple Fortune Holdings (Canada), a commercial real estate development company.  From 1985 to 1989 he was Executive Director of Tak Kee Stevedoring and Container Ltd (Hong Kong).  He holds both a bachelors’ degree in finance and a master’s degree in economics from Simon Fraser University.

Martina Lynch.  Ms. Lynch is Secretary and a Director of the Company.  For the past 24 years she has worked on the administrative team of McCarthy Tetrault, LLP, a law firm in Vancouver, Canada.

J. L. Shaw.  Mr. Shaw is a Director of the Company.  Mr. Shaw’s background includes investment banking, commodity trades, international finance, real estate and movie productions.  He has also served on the board of directors of a number of companies internationally.  He comes from a prominent entertainment and media family whose holdings include TVB, the largest television network in Asia, and Shaw studio and theatres.  Mr. Shaw holds a degree in economics from University of British Columbia, Canada.

Compliance With Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5, each of the Company’s officers and directors, Anthony C.Y. Chow, Chow Chung Pang, Terry W. Wong, Martina Lynch and J.L. Shaw had one late report on Form 5 during the fiscal year.  In addition, Charles McCallion, the beneficial owner of more than 10% of the Company’s common stock, had one late report on Form3 during the fiscal year.

ITEM 10.

EXECUTIVE COMPENSATION.

The Company has a standard arrangement pursuant to which it awards compensation to the members of its Board of Directors.  Such compensation is as follows:

NAME	2004	2003
Anthony C.Y. Chow	$120,000	$80,000
Chow Chung Pang	95,000	0
Terry W. Wong	105,500	56,000
Martina Lynch	32,000	16,493
J.L. Shaw	29,000	16,493

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company’s most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Donald G. Saunders (2) 2877 Paradise Road Las Vegas, NV 89109	2,227,499	10.923%

Bonnie Saunders (2) 2877 Paradise Road Las Vegas, NV 89109	2,227,499	10.92%
Anthony C. Y. Chow (1) 3111Springside Place Richmond, Vancouver V7E 1X3, Canada	11,064,198	54.23%
Anita Choy 6732 Cartier St. Vancouver, BC VSP 4S4, Canada	2,322,166	11.38%
Chow Chung Pang (1) Room 303A, 3F, Peter Building 58-62 Queens Road Central Hong Kong	37,777	0.19%
Terry Wong (1) 1094 Hillside Road W. Vancouver V7S 1E9, Canada	48,888	0.24%
Martina Lynch (1) 1402-1415 W. Georgia St. Vancouver, BC V6C 3CA, Canada	21,111	0.10%
J. L. Shaw (1) (3) 1402-1415 W. Georgia St. Vancouver, BC V6C 3CA, Canada	1,090,487	5.35%
Charles McCallion 2500 Kalakaua Avenue #301 Honolulu, HI 96815	1,099,999	5.40%

All current officers and directors as a group (5 persons)	12,262,461	60.12%

(1)

 The person listed is currently an officer and director of the Company.

(2)

 Includes 1,227,500 shares owned by the Don and Bonnie Saunders Family Trust and 999,999 shares owned by the Saunders Children’s Trust, of which Donald G. Saunders and Bonnie Saunders may be deemed to be the beneficial owners.

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

The Company has adopted a policy under which any consulting or finder’s fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an ad hoc basis.  Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individual or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders.  Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

During the fiscal year the Company issued a total of 211,109 shares of its common stock to its directors for settlement of debts totaling approximately $379,996.  The Company also issued a total of 186,678 shares to a consultant, Charles McCallion, who is a principal shareholder of the Company, for debts totaling approximately $336,000. The debts settled through issuance of the shares related to compensation for services.  The shares were valued at $1.80 per share at the time of issuance.

ITEM 13.

EXHIBITS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

The firm of Clancy and Co., P.L.L.C. (“CC”) served as the Company's independent public accountants for the fiscal year ended September 30, 2004 and the firm of Moore Stephens Ellis Foster (“MSEF”) served as the Company’s independent public accountants for the fiscal year ended September 30, 2003.

The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

The aggregate fees billed by CC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended September 30, 2004, were $11,000.00 The aggregate fees billed by MSEF for professional services rendered for the quarterly reviews included in the Company's Form 10-QSB's for the fiscal year ended September 30, 2004, were $4,088. The aggregate fees billed by MSEF for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended September 30, 2003, and the quarterly reviews included in the Company's Form 10-QSB's for the fiscal years ended September 30, 2003 were $ 8,605.

There were no audit-related fees, tax fees or any other fees billed by either firm for the fiscal years ended September 30, 2004 and 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

Date: February 3, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

Date: February 3, 2005

By: /S/ CHOW CHUNG PANG

Chow Chung Pang, Director

Date: February 3, 2005

By: /S/ TERRY W. WONG

Terry W. Wong, Director and President

Date: February 3, 2005

By: /S/ MARTINA LYNCH

Martina Lynch, Director and Secretary

Date: February 3, 2005

By: /S/ J.L. SHAW

 J. L. Shaw, Director

Date: February 3, 2005