Form 10QSB
period 2004-12-31
SHALLBETTER INDUSTRIES INC
filed 2005-02-18
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to ____.

SHALLBETTER INDUSTRIES, INC.

(Name of small business in its charter)

Minnesota	0-31297	41-1961936
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
2500 Kalakaua Avenue, #301 Honolulu, Hawaii	96815
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number:  (604) 999-2189

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At December 31, 2004, the following shares were outstanding: 20,397,787.

Transitional Small Business Disclosure Format (Check one): Yes...    No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended December 31, 2004, follow.  The financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim period presented.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2004

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
December 31,
(Expressed in U.S. Dollars)	2004

ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$28,467
Due to related parties	1,236,017
Total current liabilities	1,264,484

Commitments and contingencies	-

Stockholders' Deficiency
Preferred Stock: $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: nil	-
Common Stock: $0.01 par value
Authorized: 45,000,000 shares
Issued and outstanding: 20,397,787	203,978
Additional paid in capital	633,746
Deficit accumulated during the development stage	(2,102,208)
Total Stockholders' Deficiency	(1,264,484)

Total liabilities and stockholders' deficiency	$-

The accompanying notes are an integral part of these financial statements

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Cumulative from	Three Months Ended
	inception	December 31,	December 31,
(Expressed in U.S. Dollars)		2004	2003

General and administrative expenses
Accounting and legal	$ 67,227	$ 4,773	14,479
Consulting fees	347,500	-	15,000
Exploration	150,000	-	-
Foreign exchange loss	1,437	113	-
Geological reports	36,000	-	-
Interest (imputed - related parties)	71,704	15,264	7,177
Management fees	694,474	45,000	105,000
Mineral claims license fees	32,882	-	-
Office and miscellaneous	89,085	25,828	1,990
Rent	126,161	12,500	12,000
Salaries and benefits	282,000	48,000	18,000
Travel	203,738	13,744	9,140

Total general and administrative expenses	2,102,208	165,222	182,786

Net loss for the period	$ (2,102,208)	$ (165,222)	$ (182,786)

Basic and diluted net loss per share		$ (0.01)	$ (0.01)

Weighted average shares outstanding		20,397,787	20,000,000

The accompanying notes are an integral part of these financial statements

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Cumulative from	Three Months Ended
	inception	December 31,	December 31,
(Expressed in U.S. Dollars)		2004	2003

Cash flows from operating activities
Net loss	$(2,102,208)	$(165,222)	$(182,786)
Adjustments to reconcile net loss to net cash flows
used in operating activities :
Interest (imputed - related parties)	71,704	15,264	7,177
Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	28,467	3,863	5,824
Net cash flows used in operating activities	(2,002,037)	(146,095)	(169,785)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	-	-
Increase in amounts due to related parties	1,952,037	146,095	169,785
Net cash provided by financing activities	2,002,037	146,095	169,785

Increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	55
Cash and cash equivalents, end of period	$-	$-	$55

Supplementary cash flow information
Cash paid for interest and income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements
Supplementary non-cash investing and financing activities:
Conversion of debt to equity	$716,020	$-	$-

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO DECEMBER 31, 2004
(Unaudited)
				Deficit
				Accumulated
		Common	Additional	during the
	Common	Stock At	Paid In	Development
(Expressed in U.S. Dollars)	Shares	Par Value	Capital	Stage	Total

Initial capitalization as a result of reverse acquisition	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Net loss for the period				(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	$ 163,763	$ (110,687)	$ (228,409)	$ (175,333)

Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Net loss for the period	-	-	-	(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	$ 200,000	$ (140,575)	$ (508,860)	$ (449,435)

Common stock issued for debt settlement @$1.80 per share	397,787	3,978	712,042	-	716,020

Imputed interest on amount due to related parties	-	-	47,015	-	47,015

Net loss for the period	-	-	-	(1,428,126)	(1,428,126)

Balance, September 30, 2004	20,397,787	$ 203,978	$ 618,482	$ (1,936,986)	$ (1,114,526)

Imputed interest on amount due to related parties	-	-	15,264	-	15,264

Net loss for the period	-	-	-	(165,222)	(165,222)

Balance, December 31, 2004	20,397,787	$ 203,978	$ 633,746	$ (2,102,208)	$ (1,264,484)

The accompanying notes are an integral part of these financial statements

SHALLBETTER INDUSTRIES, INC.

(A development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

(Unaudited)

(Expressed in U.S. Dollars)

1.  Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statements of operations, stockholders’ deficiency and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2004, and the results of operations and cash flows for the interim periods ended December 31, 2004 and 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2004 included in the annual report previously filed on Form10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Related Party Transactions

The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $15,264 at an interest rate of 5.35% per annum on the amounts due to related parties for the three-month period ended December 31, 2004.

As of December 31, 2004, the Company has an amount of $1,236,017 due to related parties.

The Company incurred the following expenses to its directors and principal shareholders:

Three months ended
December 31,
2004	2003

Management fees	$ 45,000	$ 105,000
Consulting fees	-	15,000
$ 45,000	$ 120,000

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

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans”, “intends”, “will”, “hopes”, “seeks”, “anticipates”, “expects” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Liquidity and Capital Resources

At December 31, 2004, the Company's assets had decreased to $nil and liabilities totaled $1,236,017 resulting in a working capital deficit of $1,236,017. Currently, its significant shareholders finance the Company’s operations. The Company has incurred significant operating losses in recent years and expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Need for Additional Financing

The Company does not have sufficient capital to meet its short-term and long-term cash needs. Our plans in this regard are to seek loans, debt, or equity financings to cover both short-term and long-term cash needs to continue operations and expansion. There is no assurance that such additional funds will be available to the Company on acceptable terms, if at all. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have not generated any revenue and we require additional funds to satisfy our future operations. We believe that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time. If we are unsuccessful in our endeavors, we may be forced to cease operations, to develop another line of business, to finance our operations through the sale of any assets we have, or to enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, financial resources, or plans to enter any other business as of this date.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

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

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

Date:  February 18, 2005

By: /S/ TERRY W. WONG

Terry W. Wong, Director, President and Chief Financial Officer

Date:  February 18, 2005