Form 10QSB
period 2005-03-31
SHALLBETTER INDUSTRIES INC
filed 2005-06-01
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 27, 2005, the following shares were outstanding: 20,397,787.

Transitional Small Business Disclosure Format (Check one): Yes...    No X

QUARTERLY FINANCIAL STATEMENTS OF

SHALLBETTER INDUSTRIES, INC.

MARCH 31, 2005
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three and six months ended March 31, 2005, follow.  The financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim period presented.

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET

March 31,
(Expressed in U.S. Dollars)	2005 (unaudited)

ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$31,527
Due to related parties	1,407,827
Total current liabilities	1,439,354

Commitments and contingencies	-

Stockholders' Deficiency
Preferred Stock: $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: nil	-
Common Stock: $0.01 par value
Authorized: 45,000,000 shares
Issued and outstanding: 20,397,787	203,978
Additional paid in capital	651,096
Deficit accumulated during the development stage	(2,294,428)
Total Stockholders' Deficiency	(1,439,354)

Total liabilities and stockholders' deficiency	$-

See condensed notes to consolidated financial statements.

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative from	Three Months Ended		Six Months Ended
	inception	March 31,	March 31,	March 31,	March 31,
(Expressed in U.S. Dollars)		2005	2004	2005	2004

General and administrative expenses
Accounting and legal	$ 88,722	$21,495	$3,159	$26,268	$17,638
Consulting fees	347,500	-	15,000	-	30,000
Exploration	150,000	-	-	-	-
Foreign exchange loss	1,502	65	297	178	297
Geological reports	36,000	-	-	-	-
Interest (imputed - related parties)	89,054	17,350	8,881	32,614	16,058
Management fees	739,474	45,000	58,000	90,000	163,000
Mineral claims license fees	32,882	-	-	-	-
Office and miscellaneous	122,265	33,180	9,100	59,008	11,090
Rent	138,161	12,000	12,000	24,500	24,000
Salaries and benefits	330,000	48,000	48,000	96,000	66,000
Travel	218,868	15,130	15,640	28,874	24,780

Total general and administrative expenses	2,294,428	192,220	170,077	357,442	352,863

Net loss for the period	$ (2,294,428)	(192,220)	$(170,077)	$(357,442)	$(352,863)

Basic and diluted net loss per share		$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding		20,397,787	20,000,000	20,397,787	20,000,000

See condensed notes to consolidated financial statements.

SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative from
	inception	March 31,	March 31,
(Expressed in U.S. Dollars)		2005	2004

Cash flows from operating activities
Net loss	$ (2,294,428)	$ (357,442)	$ 352,863)
Adjustments to reconcile net loss to net cash flows
used in operating activities :
Interest (imputed - related parties)	89,054	32,614	16,058
Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	31,527	6,923	6,542
Net cash flows used in operating activities	(2,173,847)	(317,905)	(330,263)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	-	-
Increase in amounts due to related parties	2,123,847	317,905	330,263
Net cash provided by financing activities	2,173,847	317,905	330,263

Increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	55
Cash and cash equivalents, end of period	$ -	$ -	$ 55

Supplementary cash flow information:
Cash paid for interest and income taxes	$ -	$ -	$ -

Supplementary non-cash investing and financing activities:
Conversion of debt to equity	$ 716,020	$ -	$ -

See condensed notes to consolidated financial statements. 5
SHALLBETTER INDUSTRIES, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO MARCH 31, 2005
(Unaudited)
				Deficit
				Accumulated
		Common	Additional	during the
	Common	Stock At	Paid In	Development
(Expressed in U.S. Dollars)	Shares	Par Value	Capital	Stage	Total
Initial capitalization as a result of reverse acquisition
	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000
Imputed interest on amount due to related parties
	-	-	3,076	-	3,076
Net loss for the period
				(228,409)	(228,409)
Balance, March 31, 2003
	16,376,345	$ 163,763	$ (110,687)	$ (228,409)	$ 175,333)
Recapitalization to effect acquisition of Shallbetter
	3,623,655	36,237	(36,237)	-	-
Imputed interest on amount due to related parties
	-	-	6,349	-	6,349
Net loss for the period
	-	-	-	(280,451)	(280,451)
Balance, September 30, 2003
	20,000,000	$ 200,000	$ (140,575)	$ (508,860)	$ (449,435)

Common stock issued for debt settlement @$1.80 per share	397,787	3,978	712,042	-	716,020

Imputed interest on amount due to related parties	-	-	47,015	-	47,015

Net loss for the period	-	-	-	(1,428,126)	(1,428,126)

Balance, September 30, 2004	20,397,787	$ 203,978	$ 618,482	$ (1,936,986)	$ 1,114,526)

Imputed interest on amount due to related parties	-	-	32,614	-	32,614

Net loss for the period	-	-	-	(357,442)	(357,442)

Balance, March 31, 2005	20,397,787	$ 203,978	$ 651,096	$ (2,294,428)	$ 1,439,354)
See condensed notes to consolidated financial statements. 6

SHALLBETTER INDUSTRIES, INC.

(A development stage company)

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

(Expressed in U.S. Dollars)

1. Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statements of operations, stockholders’ deficiency and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2005, and the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2004 included in the annual report previously filed on Form10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2.  Earnings Per Share

Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents during the periods presented. All earnings (loss) per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, “Earnings Per Share.”

3. Related Party Transactions

The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $17,350 and $32,614 at an interest rate of 5.35% per annum on the amounts due to related parties for the three-month and six-month periods ended March 31, 2005 respectively.

As of March 31, 2005, the Company has an amount of $1,407,827 due to related parties.

The Company incurred the following expenses to its directors and principal shareholders:

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

Management fees	$ 45,000	$ 58,000	$ 90,000	$ 163,000
Consulting fees	-	15,000	-	30,000
	$ 45,000	$ 73,000	$ 90,000	$ 193,000

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

Liquidity and Capital Resources

At March 31, 2005, the Company's assets had decreased to $nil and liabilities totaled $1,439,354 resulting in a working capital deficit of $1,439,354. Currently, its significant shareholders finance the Company’s operations. The Company has incurred significant operating losses in recent years and expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

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

Date:  June 1, 2005

By: /S/ TERRY W. WONG

Terry W. Wong, Director and President

Date:  June 1, 2005