Form 10QSB
period 2005-06-30
SHALLBETTER INDUSTRIES INC
filed 2005-08-31
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 26, 2005, the following shares were outstanding: 20,397,787.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X  No

Transitional Small Business Disclosure Format (Check one): Yes...    No X

QUARTERLY FINANCIAL STATEMENTS OF

SHALLBETTER INDUSTRIES, INC.

JUNE 30, 2005
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three and nine months ended June 30, 2005, follow.  The financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim period presented.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30,
(Expressed in U.S. Dollars)	2005

ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$29,090
Due to related parties	1,579,019
Total current liabilities	1,608,109

Commitments and contingencies	-

Stockholders' Deficiency
Preferred Stock: $0.01 par value
Authorized: 5,000,000 shares
Issued and outstanding: nil	-
Common Stock: $0.01 par value
Authorized: 45,000,000 shares
Issued and outstanding: 20,397,787	203,978
Additional paid in capital	670,698
Deficit accumulated during the development stage	(2,482,785)
Total Stockholders' Deficiency	(1,608,109)

Total liabilities and stockholders' deficiency	$-

See condensed notes to consolidated financial statements.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from	Three Months Ended		Nine Months Ended
	inception	June 30,	June 30,	June 30,	June 30,
(Expressed in U.S. Dollars)	(November 16, 2001)	2005	2004	2005	2004

General and administrative expenses
Accounting and legal	$ 115,205	26,483	8,927	52,751	26,565
Consulting fees	347,500	-	212,500	-	242,500
Exploration	150,000	-	150,000	-	150,000
Foreign exchange gain (loss)	1,516	14	(124)	192	173
Geological reports	36,000	-	18,000	-	18,000
Interest (imputed - related parties)	108,655	19,601	13,669	52,215	29,727
Management fees	784,474	45,000	155,500	135,000	318,500
Mineral claims license fees	32,882	-	7,272	-	7,272
Office and miscellaneous	149,513	27,248	25,144	86,256	36,234
Rent	150,161	12,000	12,000	36,500	36,000
Salaries and benefits	378,000	48,000	48,000	144,000	114,000
Travel	228,879	10,011	123,215	38,885	147,995

Total general and administrative expenses	2,482,785	188,357	774,103	545,799	1,126,966

Net loss for the period	$ (2,482,785)	$ (188,357)	$ (774,103)	$ (545,799)	$ (1,126,966)

Basic and diluted net loss per share		$ (0.01)	$ (0.04)	$ (0.03)	$ (0.06)

Weighted average shares outstanding		20,397,787	20,000,000	20,397,787	20,000,000

See condensed notes to consolidated financial statements.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from
	inception	June 30,	June 30,
(Expressed in U.S. Dollars)	(November 16, 2001)	2005	2004

Cash flows from operating activities
Net loss	$ (2,482,785)	$ (545,799)	$ (1,126,966)
Adjustments to reconcile net loss to net cash flows
used in operating activities :
Interest (imputed - related parties)	108,655	52,215	29,727
Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	29,090	4,486	(571)
Net cash flows used in operating activities	(2,345,040)	(489,098)	(1,097,810)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	-	-
Increase in amounts due to related parties	2,295,040	489,098	1,097,810
Net cash provided by financing activities	2,345,040	489,098	1,097,810

Increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	55
Cash and cash equivalents, end of period	$ -	$ -	$ 55

Supplementary cash flow information:
Cash paid for interest and income taxes	$ -	$ -	$ -

Supplementary non-cash investing and financing activities:
Conversion of debt to equity	$ 716,020	$ -	$ -

See condensed notes to consolidated financial statements.

SHALLBETTER INDUSTRIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO JUNE 30, 2005

(Unaudited)

				Deficit
				Accumulated
		Common	Additional	during the
	Common	Stock At	Paid In	Development
(Expressed in U.S. Dollars)	Shares	Par Value	Capital	Stage	Total

Initial capitalization as a result of reverse acquisition	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Net loss for the period				(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	$ 163,763	$ (110,687)	$ (228,409)	$ (175,333)

Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Net loss for the period	-	-	-	(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	$ 200,000	$ (140,575)	$ (508,860)	$ (449,435)

Common stock issued for debt settlement @$1.80 per share	397,787	3,978	712,042	-	716,020

Imputed interest on amount due to related parties	-	-	47,015	-	47,015

Net loss for the period	-	-	-	(1,428,126)	(1,428,126)

Balance, September 30, 2004	20,397,787	$ 203,978	$ 618,482	$ 1,936,986)	$ (1,114,526)

Imputed interest on amount due to related parties	-	-	52,216	-	52,216

Net loss for the period	-	-	-	(545,799)	(545,799)

Balance, June 30, 2005	20,397,787	$ 203,978	$ 670,698	$ (2,482,785)	$ (1,608,109)

See condensed notes to consolidated financial statements.

SHALLBETTER INDUSTRIES, INC.

(A development stage company)

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

(Expressed in U.S. Dollars)

1.

Statement of Information Furnished

Basis of Presentation

The accompanying unaudited interim consolidated balance sheet, statements of operations, stockholders’ deficiency and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2005, and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2004 included in the annual report previously filed on Form10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to search for joint venture partners or acquisition candidates to fund operations, to raise equity financing, and to borrow funds from its directors and principal shareholders, as necessary. The Company believes that it can borrow sufficient funds to meet its current cash needs for at least the next twelve months. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may be forced to cease operations.

These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We do not expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company’s financial statements.

2.  Earnings Per Share

Basic earnings (loss) per share (“EPS”) is based on the weighted average number of shares of common stock outstanding during the period presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents during the periods presented. All EPS amounts in these financial statements are basic EPS as defined by SFAS No. 128, “Earnings Per Share.”

3. Related Party Transactions

The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and have no stated terms of repayment. The Company recorded imputed interest of $19,601 and $52,215 at an interest rate of 5.25% per annum on the amounts due to related parties for the three-month and nine-month periods ended June 30, 2005, respectively.

As of June 30, 2005, the Company has an amount of $1,579,019 due to related parties.

The Company incurred the following expenses to its directors and principal shareholders:

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004

Management fees	$ 45,000	$ 155,500	$ 135,000	$ 318,500
Consulting fees	-	212,500	-	242,500
	$ 45,000	$ 368,000	$ 135,000	$ 561,000

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

The information presented here should be read in conjunction with Shallbetter Industries, Inc. unaudited condensed consolidated financial statements and related condensed notes as well as its annual report as filed on Form 10-KSB for the fiscal year ended September 30, 2004.

Business Operations

Shallbetter Industries Inc. (the “Company”) is a development stage company engaged in the acquisition and exploration of mineral properties in the Outer Mongolia.

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

The management of the Company is presently in discussions with a number of exploration teams in the West to either joint venture with them, or to retain them, for the purposes of carrying out further exploration work on the Mongolian concessions. The intention of the Company is to have a Western geological team on the ground by the end of fall 2005 to confirm the results of the Chinese team. Funding for the exploration work is expected to be made available by the current shareholders of the Company either through an equity subscription or a convertible debt.

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

Liquidity and Capital Resources

At June 30, 2005, the Company had no assets, and liabilities totaled $1,608,109, including $1,579,019 due to related parties, resulting in a working capital deficit of $1,608,109. Currently, its significant shareholders finance the Company’s operations. The Company has incurred significant operating losses in recent years and expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Need for Additional Financing

The Company does not have sufficient capital to meet its short-term and long-term cash needs. Our plans in this regard are to seek loans, debt, or equity financings to cover both short-term and long-term cash needs to continue operations and expansion. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $800,000, primarily for general and administrative and operating expenses, within the next twelve months.

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

From the aspect of whether we can continue toward the business goal of acquisition and exploration of mineral properties in the Outer Mongolia, we may use all of our available capital without generating a profit.

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

ITEM 6. EXHIBITS

(a)

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 8, 2000).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 8, 2000).

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

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

Date:  August 31, 2005

By: /S/ TERRY W. WONG

Terry W. Wong, Director and President and Chief Financial Officer

Date:  August 31, 2005