Form 10KSB
period 2005-09-30
SHALLBETTER INDUSTRIES INC
filed 2006-09-13
CIK 1121260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Common Stock, $0 .01 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [  ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [X ] Yes [  ] No

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

The aggregate market value of voting common equity held by non-affiliates as of September 30, 2005 was approximately $3,000,000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 16, 2006, the Company had 20,397,787 shares outstanding.

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

On December 9, 1999, the sole remaining officer and director of the Company resigned his positions after appointing Craig Laughlin as President and sole director.  Under Mr. Laughlin’s guidance, the Company was restructured, its financial statements were updated, and the Company obtained a new independent auditor.  In 2000, the Securities and Exchange Commission accepted the Company’s Form 10-SB, General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of the Securities Exchange Act of 1934.  The Company undertook steps to actively seek a new business venture in which to participate.

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

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. We had a net loss of $718,308 for the fiscal year ended September 30, 2005.  We expect to continue to incur net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the gold market in general and the economy.

It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.

We Have A Limited Operating History; Therefore It Is Difficult To Evaluate Our Financial Performance And Prospects.

We acquired our current business operations in September 2003.  We are, therefore, subject to all of the risks inherent in a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot assure you that in the future we will operate profitably, or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Because of our recurring operating losses, stockholders’ deficit, working capital deficit and negative cash flow from operations our auditor has raised substantial doubt about our ability to continue our business

We have received a report from our independent auditors on our financial statements for the fiscal years ended September 30, 2005 and 2004, in which our auditors have included explanatory paragraphs indicating the fact that we have not generated revenues and have significant recurring net losses resulting in a substantial accumulated deficit, cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations and, further, in order to avoid ceasing our operations, we must either generate additional revenue and/or raise additional funding.   If our recurring operating losses, stockholders' deficit, working capital deficit and negative cash flow from operations continue, our business could be materially adversely affected.

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

We acquired our wholly-owned subsidiary in September 2003, and to date have only engaged in preliminary steps related to evaluation and exploration of our mineral concessions.  We have been involved primarily in organizational activities, the acquisition of the mineral claims and completing preliminary exploration of portions of the property.  We have not earned any revenues from our mining activities, and there is no assurance as to when or whether we will begin to earn revenues from such activities.

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

The Company holds 3 mineral exploration licenses covering an area of approximately 75,000 hectares in the Gobi Altai central Mongolian region.  These licenses are valid for 3 years and renewable for 4 additional years.  The Company is required to pay annual licensing fees at the rate of $0.05 per hectare for the first year, $0.10 per hectare for each of the second and third years, $1.00 per hectare for each of the fourth and fifty years and $1.50 per hectare for each of the sixth and seventh years.  The government of Mongolia levies a royalty equal to 2.5% of the sales value of minerals produced and 7.5% for placer gold mining, neither of which have been produced to date.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In July 2001, the Company’s common stock was included in the NASD’s Bulletin Board system under the symbol “SBNS,” currently “SBNSE.OB.” Although quotations for the Company’s common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock.  Since July 2001, transactions in the common stock can only be described as sporadic.  Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and therefore are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High ($)	Low ($)
December 31, 2003	1.70	0.75
March 31, 2004	1.60	0.90
June 30, 2004	2.50	0.95
September 30, 2004	2.30	1.65
December 31, 2004	2.40	1.45
March 31, 2005	1.95	1.10

June 30, 2005	1.35	.40
September 30, 2005	1.10	.25

Since its inception, no dividends have been paid on the Company’s common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At September 30, 2005, there were approximately 290 holders of record of the Company’s common stock.

ITEM 6.

MANAGEMENT’S PLAN OF OPERATION

Introduction

The information presented here should be read in conjunction with Shallbetter Industries, Inc.  consolidated financial statements and related notes.

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

During the last fiscal year, the Company has not been able to carry out its exploration program in any significant way due to a lack of funding and the inability to find the appropriate joint venture partner with the necessary expertise and funding capabilities.

Funding during this period was raised through advances from significant shareholders. These funds were used to finance ongoing expenses incurred by the Company.

Future Plans

We are still in the process of seeking strategic joint venture partners that will bring the necessary resources and experience to develop and further explore targeted regions of the concessions in Outer Mongolia.

We are also trying to obtain additional funding through the sale of our securities by private placement or through several resource-based investment bank financings.  In the interim, funding of ongoing expenses will have to be made available to the Company through advances from significant shareholders.  However, no guarantees have been made by any shareholders that any future funding will be available.

We do not expect any purchase or sale of plant or significant equipment, nor do we have any plans to hire significant employees during the next twelve months.

Liquidity and Capital Resources

At September 30, 2005, the Company's assets had decreased to $nil and liabilities totaled $1,578,529 resulting in a working capital deficit of $1,578,529. Currently, our significant shareholders finance the Company’s operations. The Company has incurred significant operating losses in recent years and expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Need for Additional Financing

The Company does not have sufficient capital to meet its short-term and long-term cash needs. Our plans in this regard are to seek loans, debt, or equity financing to cover both short-term and long-term cash needs to continue operations and expansion. There is no assurance that such additional funds will be available to the Company on acceptable terms, if at all. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have not generated any revenue and we require additional funds to satisfy our future operations.   Accordingly, there is no assurance that we will be able to continue as a going concern.   If we are unsuccessful in our endeavors, we will be forced to cease all operations or activities.   The Company has no specific management ability, financial resources, or plans to enter any other business as of this date.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance hat is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

ITEM 7.

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shallbetter Industries, Inc.

We have audited the accompanying consolidated balance sheet of Shallbetter Industries, Inc., a development stage company, (the “Company”) as of September 30, 2005, and the related statements of operations, changes in stockholders’ deficiency and cash flows for fiscal years ended September 30, 2005 and 2004, and for the period from inception (November 16, 2001) to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the cumulative data from inception to September 30, 2003, in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to September 30, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 16, 2006

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(Expressed in U.S. Dollars)

ASSETS	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$ 20,190
Due to related parties	1,558,339
Total current liabilities	1,578,529

Commitments and contingencies	-

Stockholder’s Deficiency
Preferred stock: $0.01 par value; 5,000,000 shares authorized; Issued and outstanding: none	-
Common stock: $0.01 par value; 45,000,000 shares authorized; Issued and outstanding: 20,397,787	203,978
Additional paid in capital	872,,787
Deficit accumulated during the development stage	(2,655,294)
Total stockholders’ deficiency	(1,578,529)

Total liabilities and stockholders’ deficiency	$ -

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AND

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO SEPTEMBER 30, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	2005	2004

General and administrative expenses
Accounting and legal	$ 111,258	$ 48,804	$ 39,340
Office and miscellaneous	184,273	121,016	60,033
Consulting fees	347,500	-	317,500
Exploration	150,000	-	150,000
Foreign exchange loss	1,543	218	165
Interest (imputed – related party)	130,744	74,305	47,015
Management fees	829,474	180,000	411,500
Mineral claims license fees	32,882	-	7,272
Geological reports	36,000	-	18,000
Rent	161,161	48,500	50,000
Salaries and benefits	426,000	192,000	162,000
Travel	234,459	53,465	165,301
Total general and administrative expenses	2,655,294	718,308	1,428,126

Net loss	$ (2,655,294)	$ (718,308)	$(1,428,126)

Basic and diluted net loss per share		$ (0.04)	$ (0.07)

Weighted average shares outstanding		20,397,787	20,033,692

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO SEPTEMBER 30, 2005

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Initial capitalization as a result of reverse acquisition	16,376,345	$ 163,763	$ (113,763)	$ -	$ 50,000

Imputed interest on amount due to related parties	-	-	3,076	-	3,076

Net loss for the period	-	-	-	(228,409)	(228,409)

Balance, March 31, 2003	16,376,345	163,763	(110,687)	(228,409)	(175,333)

Recapitalization to effect acquisition of Shallbetter	3,623,655	36,237	(36,237)	-	-

Imputed interest on amount due to related parties	-	-	6,349	-	6,349

Net loss for the period	-	-	-	(280,451)	(280,451)

Balance, September 30, 2003	20,000,000	200,000	(140,575)	(508,860)	(449,435)

Common stock issued for debt settlement @ $1.80 per share	397,787	3,978	712,042	-	716,020

Imputed interest on amount due to related parties	-	-	47,015	-	47,015

Net loss for the period	-	-	-	(1,428,126)	(1,428,126)

Balance, September 30, 2004	20,397,787	203,978	618,482	(1,936,986)	(1,114,526)

Imputed interest on amount due to related parties	-	-	74,305	-	74,305

Expenses converted to capital contributions	-	-	180,000	-	180,000

Net loss for the period	-	-	-	(718,308)	(718,308)

Balance, September 30, 2005	20,397,787	$ 203,978	$ 872,787	$ (2,655,294)	$ (1,578,529)

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AND

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2001) TO SEPTEMBER 30, 2005

	Cumulative from inception	2004	2004
Cash flows from operating activities
Net loss	$ (2,655,294)	$ (718,308)	$ (1,428,126)
Adjustments to reconcile net loss to net cash flows used in operating activities
Interest (imputed – related parties)	130,744	74,305	47,015
Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	20,190	(4,414)	12,195
Net cash flows used in operating activities	(2,544,740)	(648,418)	(1,368,916)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	-	-
Increase in amounts due to related parties	2,454,360	648,418	1,368,861
Net cash flows provided by financing activities	2,504,360	648,418	1,368,861

Increase (decrease) in cash and cash equivalents	-	-	(55)

Cash and cash equivalents, beginning of period	-	-	55

Cash and cash equivalents, end of period	$ -	$ -	$ -

Cash paid for interest and income taxes	-

Supplemental noncash investing and financing activities:
Conversion of debt to equity	$ 716,020	-	$ 716,020
Management fees converted to capital contributions	$ 180,000	$ 180,000	-

The accompanying notes are an integral part of these financial statements.

SHALLBETTER INDUSTRIES, INC.

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2005

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

On August 14, 2003, Shallbetter entered into a Share Exchange Agreement (“Agreement”) with Logistics, whereby Shallbetter issued 16,376,345 shares of its common stock in exchange for all of the outstanding common stock of Logistics. As part of the agreement, Shallbetter transferred its net liabilities to its former president for nil consideration and became a non-operating shell company without any assets or liabilities. Immediately prior to the Agreement, Shallbetter had 3,623,655 shares of common stock issued and outstanding. The acquisition was completed on September 24, 2003, and accounted for as recapitalization of Logistics because the shareholders of Logistics controlled Shallbetter after the acquisition with the shareholders of Shallbetter continuing only as passive investors. Logistics was treated as the acquiring entity for accounting purposes and Shallbetter was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Logistics. The issued and outstanding common stock of Logistics prior to the completion of acquisition was restated to reflect the 16,376,345 common stock issued by Shallbetter. The Company has an office in Mongolia.

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

Development Stage Company

A business is a development stage company if it is devoting substantially all of its efforts to establishing a new business, and its planned principal operations either (i) have not commenced, or (ii) have commenced, but have not produced any significant revenues.

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

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven or probable reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of September 30, 2005, the Company did not have proven or probable reserves.

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

Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic and diluted earnings or loss per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted loss per share is equal to the basic loss per share for the fiscal years ended September 30, 2005 and 2004 because there are no potential dilutive securities. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Foreign Currency Transactions

The Company and its subsidiary maintain the accounting records in U.S. Dollars, the functional currency, as follows: at the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  This statement does not have any significant affect on the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not have any significant affect on the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

3.  Mineral Exploration Licenses

The Company was granted three (3) mineral exploration licenses by the government of Mongolia. The licenses, which cover an area of approximately 75,000 hectares, are located within the Gobi Altai central Mongolian region. These mineral exploration licenses are valid for three (3) years and renewable for additional four (4) years. The Company is required to pay annual licensing fees at the rate of $0.05 per hectare for the first year, $0.10 per hectare for each of the second and third year, $1.00 per hectare for each of the fourth and fifth year and $1.50 per hectare for each of the sixth and seventh year. The government of Mongolia levies a royalty equal to 2.5% of the sales value of minerals produced and 7.5% for placer gold mining, neither of which have been produced to date. All annual licensing fees have been paid to date.

4. Stockholders’ Equity Transactions

Imputed interest – The Company imputes interest on the amounts due to related parties (which are directors and principal shareholders) and credits the imputed interest to additional paid-in capital. The Company recorded imputed interest of $74,305, $47,015 and $130,744 at an interest rate of prime plus 1% per annum on the amounts due to related parties for the years ended September 30, 2005 and 2004, and the period from November 16, 2001 (inception) to September 30, 2005, respectively.

Management fees – During the fiscal year ended September 30, 2005, management fees were converted to additional paid-in capital. (See Note 6)

5.  Income Taxes

Logistics is not subject to income taxes, however, mining operations conducted in Mongolia is subject to income taxes on its taxable income reported at a tax rate in accordance with the relevant Mongolia income tax laws. At September 30, 2005, the Company has estimated tax loss carryforwards for tax purposes of $744,000. This amount may be carried forward for the following three years after losses are incurred, to be applied against future taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

	Cumulative from
	inception	2005	2004

Loss carryforwards - Mongolia	$ 111,600	$ 36,100	$ 48,600
Valuation allowance	(111,600)	(36,100)	(48,600)
	$ -	$ -	$ -

The following table reconciles the U.S. Statutory rates to the Company’s effective rate:

	Cumulative
	from
	inception	2005	2004

U.S. statutory rate	34.0%	34.0%	34.0%
Foreign income not taxed in the U.S.	-34.0%	-34.0%	-34.0%
Mongolia income tax rate	15.0%	15.0%	15.0%
Valuation allowance	-15.0%	-15.0%	-15.0%
Effective tax rate	0.0%	0.0%	0.0%

6.  Related Party Transactions

The amounts due to related parties are payable to directors and principal shareholders. These amounts are unsecured, interest free and no stated terms of repayment. The Company recorded imputed interest of $74,305, $47,015 and $130,744 at an interest rate of prime plus 1% per annum on the amounts due to related parties for the years ended September 30, 2005 and 2004, and the period from November 16, 2001 (inception) to September 30, 2005, respectively.

The Company incurred the following expenses to its directors and principal shareholders:

	Cumulative
	from
	inception	2005	2004

Management fees	$ 829,474	$ 180,000	$ 411,500
Consulting fees	330,000	-	300,000
	$ 1,159,474	$ 180,000	$ 711,500

During the fiscal year ended September 30, 2005, management fees were converted to additional paid in capital. (See Note 4)

7. Commitments and Contingencies

The Company has a rental agreement for property in Mongolia for a period of two years at the rate of $48,000 per year expiring in May 2007. Future rental commitments are as follows: (2006-$48,000 and 2007-$32,000). Total rent expense charged to operations for the period from inception to September 30, 2005, and for the years ended September 30, 2005 and 2004, was $161,161, $48,500 and $50,000, respectively.

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

ITEM 8B.  OTHER INFORMATION

None.

PART  III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Anthony C. Y. Chow	40	Director, Chairman and CEO since September 2003
Chow Chung Pang	44	Director since September 2003
Terry W. Wong	46	Director and President since September 2003
Martina Lynch	47	Director and Secretary since September 2003
J. L. Shaw	54	Director since September 2003

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

We do not currently have a separately designated standing audit committee or a committee performing similar functions.  Our entire Board of Directors acts as the audit committee.

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

Compliance With Section 16(a) of the Exchange Act.

There was no change in the shareholdings of any of the Company’s officers and directors during the fiscal year ending September 30, 2005, and accordingly, during the year, no filings were required to be made by the Company’s officer and directors on Forms 3, 4 or 5. Based solely upon a review of Forms 3, 4 and 5, each of the Company’s officers and directors, Anthony C.Y. Chow, Chow Chung Pang, Terry W. Wong, Martina Lynch and J.L. Shaw had one late report on Form 5 during the fiscal year ending September 30, 2004.  In addition, Charles McCallion, who, during the fiscal year ending September 30, 2004, was the beneficial owner of more than 10% of the Company’s common stock, had one late report on Form 3 during the fiscal year ending September 30, 2004.

ITEM 10.

EXECUTIVE COMPENSATION.

The Company has a standard arrangement pursuant to which it awards compensation to the members of its Board of Directors.  Such compensation is as follows:

NAME	2005	2004
Anthony C.Y. Chow	$160,000	$120,000
Chow Chung Pang	$60,000	95,000
Terry W. Wong		105,500
Martina Lynch		32,000
J.L. Shaw		29,000

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C. ("CC") served as the Company's independent public accountants during the fiscal year ended September 30, 2005 and as of September 30, 2004. The firm of Moore Stephens Ellis Foster ("MSEF") served as the Company's independent public accountants during the fiscal year ended September 30, 2004.

            The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

            Set forth below is a summary of the fees paid to the Company's principal accountant for the past two years for the professional services performed for the Company.

Audit Fees

(1) The aggregate fees billed by CC for audit of the Company's annual financial statements were $11,000 for the fiscal year ended September 30, 2005, and $11,000 for the fiscal year ended September 30, 2004. The aggregate fees billed by CC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $7,100 during the period ended September 30, 2005 and during the period ended September 30, 2004. The aggregate fees billed by MSEF for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $4,088 during the period ended September 30, 2004.

(2) Neither firm billed the Company for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2005 and September 30, 2004.

Tax Fees

(3) Neither firm billed the Company for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 20005 and 2004.

All Other Fees

(4) Neither firm billed the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2005 and 2004.

Audit Committee=s Pre-approval policies and procedures

(5) Shallbetter Industries, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHALLBETTER INDUSTRIES, INC.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

Date: September 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/S/ ANTHONY C.Y. CHOW

Anthony C. Y. Chow, Chairman and CEO

Date: September 13, 2006

By: /S/ CHOW CHUNG PANG

Chow Chung Pang, Director

Date: September 13, 2006

By: /S/ TERRY W. WONG

Terry W. Wong, Director and President

Date: September 13, 2006

By: /S/ MARTINA LYNCH

Martina Lynch, Director and Secretary

Date: September 13, 2006

By: /S/ J.L. SHAW

J. L. Shaw, Director

Date: September 13, 2006